Form 10-K/A
period 2020-12-31
Population Health Investment Co., Inc.
filed 2021-05-19
CIK 1825724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Population Health Investment Co., Inc., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to Annual Report on Form 10-K amends and restates the Annual Report on Form 10-K of Population Health Investment Co., Inc. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 20, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 11, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from September 11, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on November 20, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement, on May 11, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Population Health Investment Co., Inc. (the “Company”) for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from September 11, 2020 (inception) to December 31, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 20, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 11, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from September 11, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on November 20, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from September 11, 2020 (inception) through December 31, 2020, we had a net loss of approximately $2.1 million, which consisted of approximately $1.5 million loss from changes in fair value of derivative warrant liabilities, general and administrative expenses of approximately $248,900 and transaction costs – derivative liabilities of approximately $0.4 million, partly offset by approximately $200 of net gain from investments held in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from November 20, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $1.5 million.

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

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 5,750,000 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 3,633,333 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement have been measured at fair value using a Monte Carlo simulation model.

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on November 20, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements (As Restated)

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

1.1	Underwriting Agreement, dated as of November 17, 2020, between the Company and J.P. Morgan Securities LLC as representatives of the underwriters.(3)

3.1	Amended and Restated Memorandum and Articles of Association.(3)

4.1	Form of Specimen Unit Certificate.(1)

4.2	Form of Specimen Ordinary Share Certificate.(1)

4.3	Form of Specimen Warrant Certificate.(1)

4.4	Description of Securities.(4)

4.5	Warrant Agreement, dated as of November 17, 2020, between the Company and Continental Stock Transfer & Trust Company.(3)

10.1	Promissory Note, dated as of September 17, 2020, issued to the Sponsor.(1)

10.2	Securities Subscription Agreement, dated as of September as of 17, 2020, between the Registrant and the Sponsor.(1)

10.3	Investment Management Trust Agreement, dated as of November 17, 2020, between the Company and Continental Stock Transfer & Trust Company.(3)

10.4	Registration and Shareholder Rights Agreement, dated as of November 17, 2020, between the Company and the Sponsor.(3)

10.5	Private Placement Warrants Purchase Agreement, dated as of November 17, 2020, between the Company and the Sponsor.(3)

10.6	Letter Agreement, dated as of November 17, 2020, by and among the Company, the Sponsor and each director and officer of the Company.(3)

10.7	Indemnification Agreement, dated as of November 17, 2020, between the Company and Clive Meanwell.(4)

10.8	Indemnification Agreement, dated as of November 17, 2020, between the Company and Clarke Futch.(4)

10.9	Indemnification Agreement, dated as of November 17, 2020, between the Company and Charles Homcy.(4)

10.10	Indemnification Agreement, dated as of November 17, 2020, between the Company and Ian Read.(4)

10.11	Indemnification Agreement, dated as of November 17, 2020, between the Company and Farah Champsi. (4)

10.12	Indemnification Agreement, dated as of November 18, 2020, between the Company and Christopher Cox.(4)

10.13	Indemnification Agreement, dated as of November 18, 2020, between the Company and Christopher Visioli.(4)

10.14	Indemnification Agreement, dated as of November 18, 2020, between the Company and Whit Bernard.(4)

14.1	Code of Business Conduct and Ethics.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on October 30, 2020.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 12, 2020.

(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 20, 2020.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

May 19, 2021

POPULATION HEALTH INVESTMENT CO., INC.

By:	/s/ Clive Meanwell
Name:	Clive Meanwell
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Clive Meanwell	Chief Executive Officer and Director (Principal Executive Officer)	May 19, 2021
Clive Meanwell

/s/ Chris Visioli	Chief Financial Officer (Principal Financial and Accounting Officer)	May 19, 2021
Clive Meanwell

/s/ Ian Read	Executive Chairman and Director	May 19, 2021
Ian Read

/s/ Farah Champsi	Director	May 19, 2021
Farah Champsi

/s/ Clarke Futch	Director	May 19, 2021
Clarke Futch

/s/ Charles Homcy	Director	May 19, 2021
Charles Homcy

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Population Health Investment Co., Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Population Health Investment Co., Inc. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from September 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 19, 2021

POPULATION HEALTH INVESTMENT CO., INC.

BALANCE SHEET

As Restated – See Note 2

December 31, 2020

Assets
Current assets:
Cash	$681,243
Prepaid expenses	860,685

Total current assets	1,541,928
Investments held in Trust Account	172,500,227

Total Assets	$174,042,155

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$78,315
Accrued expenses	70,000
Note payable - related party	300,000

Total current liabilities	448,315
Derivative warrant liabilities	12,234,170
Deferred underwriting commissions	6,037,500

Total liabilities	18,719,985

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 15,032,216 shares subject to possible redemption at $10.00 per share	150,322,160

Shareholders’ Equity

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,217,784 shares issued and outstanding (excluding 15,032,216 shares subject to possible redemption)	222
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in capital	7,101,932
Accumulated deficit	(2,102,575)

Total shareholders’ equity	5,000,010

Total Liabilities and Shareholders’ Equity	$174,042,155

The accompanying notes are an integral part of these financial statements.

POPULATION HEALTH INVESTMENT CO., INC.

STATEMENT OF OPERATIONS

As Restated - See Note 2

For the Period from September 11, 2020 (inception) through December 31, 2020

General and administrative expenses	$248,932

Loss from operations	(248,932)
Other income (expense)
Change in fair value of derivative warrant liabilities	(1,452,940)
Transaction costs – derivative warrant liabilities	(400,930)
Net gain from investments held in Trust Account	227

Net loss	$(2,102,575)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	17,250,000

Basic and diluted net income per ordinary share, Class A	$0.00

Basic and diluted weighted average shares outstanding of Class B ordinary shares	3,972,877

Basic and diluted net loss per ordinary share, Class B	$(0.53)

The accompanying notes are an integral part of these financial statements.

POPULATION HEALTH INVESTMENT CO., INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

As Restated- See Note 2

For the Period from September 11, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - September 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Sale of units in initial public offering, less fair value of public warrants	17,250,000	1,725	—	—	165,967,015	—	165,968,740
Offering costs	—	—	—	—	(9,769,025)	—	(9,769,025)
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,200,030	—	1,200,030
Shares subject to possible redemption	(15,032,216)	(1,503)	—	—	(150,320,657)	—	(150,322,160)
Net loss	—	—	—	—	—	(2,102,575)	(2,102,575)

Balance - December 31, 2020	2,217,784	$222	4,312,500	$431	$7,101,932	$(2,102,575)	$5,000,010

The accompanying notes are an integral part of these financial statements.

POPULATION HEALTH INVESTMENT CO., INC.

STATEMENT OF CASH FLOWS

As Restated - See Note 2

For the Period from September 11, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(2,102,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(227)
Change in fair value of derivative warrant liabilities	1,452,940
Transaction costs - derivative warrant liabilities	400,930
Changes in operating assets and liabilities:
Prepaid expenses	(860,685)
Accounts payable	78,315

Net cash used in operating activities	(1,031,302)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(172,500,000)

Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	300,000
Proceeds received from initial public offering, gross	172,500,000
Proceeds received from private placement	5,450,000
Offering costs paid	(4,037,455)

Net cash provided by financing activities	174,212,545

Net change in cash	681,243

Cash - beginning of the period	—

Cash - ending of the period	$681,243

Supplemental disclosure of non-cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$6,037,500
Initial value of Class A ordinary shares subject to possible redemption	$151,921,280
Change in initial value of Class A ordinary shares subject to possible redemption	$(1,599,120)

The accompanying notes are an integral part of these financial statements.

POPULATION HEALTH INVESTMENT CO., INC.

NOTES TO FINANCIAL STATEMENTS—AS RESTATED

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

The Company’s sponsor is Population Health Investment Holding, Inc., a Cayman Islands exempted company, (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 17, 2020. On November 20, 2020, the Company consummated its Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including 2,250,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $10.2 million, inclusive of approximately $6.0 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 3,633,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $5.5 million (Note 5).

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

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the

SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Sponsor, officers and directors agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective partner business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective partner businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $0.7 million in its operating bank accounts and working capital of approximately $1.1 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of December 31, 2020, the Note remains outstanding. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On May 11, 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A ordinary shares that the Company issued in November 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 20, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on November 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the year ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase Class A ordinary shares (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statement of operations and statement of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$174,042,155	$—	$174,042,155

Liabilities and shareholders’ equity
Total current liabilities	$448,315	$—	$448,315
Deferred underwriting commissions	6,037,500	—	6,037,500
Derivative warrant liabilities	—	12,234,170	12,234,170

Total liabilities	6,485,815	12,234,170	18,719,985
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	162,556,330	(12,234,170)	150,322,160
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	99	123	222
Class B ordinary shares - $0.0001 par value	431	—	431
Additional paid-in-capital	5,248,185	1,853,747	7,101,932
Accumulated deficit	(248,705)	(1,853,870)	(2,102,575)

Total shareholders’ equity	5,000,010	—	5,000,010

Total liabilities and shareholders’ equity	$174,042,155	$—	$174,042,155

	Period From September 11, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(248,932)	$—	$(248,932)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	(1,452,940)	(1,452,940)
Transaction costs - derivative warrant liabilities	—	(400,930)	(400,930)
Net gain from investments held in Trust Account	227	—	227

Total other (expense) income	227	(1,853,870)	(1,853,643)

Net loss	$(248,705)	$(1,853,870)	$(2,102,575)

Basic and Diluted weighted-average Class A ordinary shares outstanding	17,250,000	—	17,250,000
Basic and Diluted net loss per Class A share	$0.00	—	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	3,972,877	—	3,972,877
Basic and Diluted net loss per Class B share	$(0.06)	(0.47)	$(0.53)

	Period From September 11, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(248,705)	$(1,853,870)	$(2,102,575)
Adjustment to reconcile net loss to net cash used in operating activities	(227)	1,853,870	1,853,643
Net cash used in operating activities	(1,031,302)	—	(1,031,302)
Net cash used in investing activities	(172,500,000)	—	(172,500,000)
Net cash provided by financing activities	174,212,545	—	174,212,545

Net change in cash	$681,243	$—	$681,243

Unaudited Statement of Cash Flows
Net loss	$(248.705)	$(1,853,870)	$(2,102,575)
Change in fair value of derivative warrant liabilities	$—	$(1,452,940)	$(1,452,940)
Financing Costs - derivative warrant liabilities	$—	$(400,930)	$(400,930)
Initial value of Class A common stock subject to possible redemption	$162,702,510	$(10,781,230)	$151,921,280
Change in fair value of Class A common stock subject to possible redemption	$(146,180)	$(1,452,940)	$(1,599,120)

In addition, the impact to the balance sheet dated November 20, 2020, filed on Form 8-K on November 27, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an $10.8 million increase to the derivative warrant liabilities line item at November 20, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item. There is no change to total shareholders’ equity at the reported balance sheet date.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements as of December 31, 2020, and the period from September 11, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Monte Carlo simulation model.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2020.

Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $0.4 million is included in transaction cost -derivative warrant liabilities in the statement of operations and $9.8 million is included in stockholders’ equity.

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 15,032,216 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 5,750,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 3,633,333 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants have been measured at fair value using a Monte Carlo simulation model.

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

The Company’s statement of operations includes a presentation of net income (loss) per ordinary share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $200 for the period from September 11, 2020 (inception), through December 31, 2020 by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of approximately $2.1 million for the period from September 11, 2020 (inception), through December 31, 2020, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

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

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

NOTE 6. DERIVATIVE WARRANT LABILITIES

The Company issued 5,750,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 3,633,333 Private Placement Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a partner company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 17,250,000 Class A ordinary shares issued and outstanding, including 15,032,216 Class A ordinary shares subject to possible redemption.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$172,500,227	$—	$—
Liabilities
Derivative warrant liabilities	$—	$—	$12,234,170

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy in during the period from September 11, 2020 (inception) through December 31, 2020. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently been measured at fair value using a Monte Carlo simulation model at each measurement date. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $1.5 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of November 17, 2020	As of December 31, 2020
Volatility	20.0%	20.0%
Stock price	$9.62	$10.02
Expected life of the options to convert	5.96	5.84
Risk-free rate	0.50%	0.48%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from September 11, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at September 11, 2020 (inception)	$—
Issuance of Public and Private Warrants	10,781,230
Change in fair value of derivative warrant liabilities	1,452,940

Derivative warrant liabilities at December 31, 2020	$12,234,170

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.