Form 10-Q
period 2021-03-31
Population Health Investment Co., Inc.
filed 2021-05-24
CIK 1825724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Population Health Investment Co., Inc.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39706	98-1556837
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

One World Financial Center New York, NY	10281
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212)-993-3113

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of a Warrant to acquire one Class A ordinary share	PHICU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	PHIC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PHICW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 21, 2021, 17,250,000 Class A ordinary shares, par value $0.0001 per share, and 4,312,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Population Health Investment Co., Inc.

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

POPULATION HEALTH INVESTMENT CO., INC.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$514,082	$681,243
Prepaid expenses	782,575	860,685

Total current assets	1,296,657	1,541,928
Investments held in Trust Account	172,502,775	172,500,227

Total Assets	$173,799,432	$174,042,155

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,520	$78,315
Accrued expenses	248,500	70,000
Note payable - related party	300,000	300,000

Total current liabilities	563,020	448,315
Deferred underwriting commissions	6,037,500	6,037,500
Derivative warrant liabilities	10,091,670	12,234,170

Total liabilities	16,692,190	18,719,985

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 15,210,724 and 15,032,216 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	152,107,240	150,322,160

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,039,276 and 2,217,784 shares issued and outstanding (excluding 15,210,724 and 15,032,216 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	204	222
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2021 and December 31, 2020	431	431
Additional paid-in capital	5,316,870	7,101,932
Accumulated deficit	(317,503)	(2,102,575)

Total shareholders’ equity	5,000,002	5,000,010

Total Liabilities and Shareholders’ Equity	$173,799,432	$174,042,155

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$359,976

Loss from operations	(359,976)
Other income
Change in fair value of derivative warrant liabilities	2,142,500
Net gain from investments held in Trust Account	2,548

Net income	$1,785,072

Basic and diluted weighted average shares outstanding of Class A ordinary shares	17,250,000

Basic and diluted net income per share, Class A ordinary shares	$0.00

Basic and diluted weighted average shares outstanding of Class B ordinary shares	4,312,500

Basic and diluted net income per share, Class B ordinary shares	$0.41

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	2,217,784	$222	4,312,500	$431	$7,101,932	$(2,102,575)	$5,000,010
Shares subject to possible redemption	(178,508)	(18)	—	—	(1,785,062)	—	(1,785,080)
Net income	—	—	—	—	—	1,785,072	1,785,072

Balance - March 31, 2021 (Unaudited)	2,039,276	$204	4,312,500	$431	$5,316,870	$(317,503)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$1,785,072
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(2,548)
Change in fair value of derivative warrant liabilities	(2,142,500)
Changes in operating assets and liabilities:
Prepaid expenses	78,110
Accounts payable	(63,795)
Accrued expenses	178,500

Net cash used in operating activities	(167,161)

Net change in cash	(167,161)

Cash - beginning of the period	681,243

Cash - ending of the period	$514,082

Supplemental disclosure of non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$1,785,080

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

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

At March 31, 2021, the Company had not yet commenced operations. All activity for the period from September 11, 2020 (inception) through March 31, 2021 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments held in the Trust Account (as defined below).

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

Upon the closing of the Initial Public Offering and the Private Placement, $172.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invests only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 19, 2021.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $500,000 in its operating bank accounts and working capital of approximately $734,000.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of March 31, 2021, the Note remains outstanding and is due on demand. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2021 and December 31, 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000, and any cash held in the Trust Account. At March 31, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Measurement

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

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and note payable - related party approximate their fair values, primarily due to their short-term nature. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 5,750,000 warrants to purchase Class A ordinary shares to investors in its Initial Public Offering and issued 3,633,333 Private Placement Warrants. All of its outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Company’s Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of warrants issued in connection with the Company’s Initial Public Offering has subsequently been measured based on the listed market price of such warrants.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the

Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence respectively of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 15,210,724 and 15,032,216 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the Public Warrants (as defined below) and the Private Placement Warrants to purchase an aggregate of 9,383,333 A ordinary shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $3,000 for the three months ended March 31, 2021 by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income of approximately $1.8 million, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income per common share is the same as basic net income per common share for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Sponsor Loan

On September 17, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, which was later amended on November 20, 2020 (the “Note”). This loan is non-interest bearing and payable upon the earlier of (i) December 31, 2021 or (ii) the date on which the Company consummate its initial Business Combination. As of March 31, 2021, the Company borrowed $300,000 under the Note. The Note still remains outstanding to date and is due on demand.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into private placement warrants at a price of $1.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

NOTE 5. COMMITMENTS & CONTINGENCIES

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $3.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $6.0 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a partner company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statement. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2021 and December 31, 2020, the Company has 5,750,000 and 3,633,333, respectively of Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Redemption of warrants for cash, when the price per Class A ordinary share equals or exceeds $18.00.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 17,250,000 Class A ordinary shares issued and outstanding, including 15,210,724 and 15,032,216 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 4,312,500 Class B ordinary shares issued and outstanding.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market fund	$172,502,775	$—	$—
Liabilities:
Derivative warrant liabilities	$6,095,000	$—	$3,996,670

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market fund	$172,500,227	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$—	$12,234,170

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded.

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 2021. For the three months ended March 31, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $2.1 million, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2020	As of March 31, 2021
Volatility	20.0%	20.0%
Stock price	$10.02	$9.86
Expected life of the options to convert	5.84	5.59
Risk-free rate	0.48%	1.06%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$12,234,170
Change in fair value of derivative warrant liabilities	(795,070)
Transfer of Public Warrants out of level 3	(7,442,430)

Level 3 - Derivative warrant liabilities at March 31, 2021	$3,996,670

NOTE 9. SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through May 24, 2021, the date the unaudited condensed financial statements were available for issuance, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that, other than contained herein, all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we,” “us,” “our” or the “Company” are to Population Health Investment Co., Inc., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•

our ability to consummate our initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the proceeds from the sale of the Forward Purchase Units (as defined below) being available to us;

•	the trust account not being subject to claims of third parties; or

•	our financial performance in the future.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under the heading “Risk Factors” in our other U.S. Securities and Exchange Commission (the “SEC”) filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue to date. Our only activities from inception through the IPO Closing Date related to our formation and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2021, we had a net income of approximately $1.8 million, which consisted of approximately $360,000 in general and administrative expenses, offset by approximately $2.1 million in change in fair value of derivative warrant liabilities, and approximately $3,000 in net gain from investments held in Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $500,000 in our operating bank accounts and working capital of approximately $734,000.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from our Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of March 31, 2021, the Note remains outstanding and is due on demand. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Critical Accounting Policies and Estimates

Investments Held in the Trust Account

Our portfolio of investments held in the trust account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities, which are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in trust account are included in gain on marketable securities, dividends and interest held in Trust Account in the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at March 31, 2021 and December 31, 2020, 15,210,724 and 15,032,216 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 5,750,000 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 3,633,333 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with our Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of warrants issued in connection with our Initial Public Offering has subsequently been measured based on the listed market price of such warrants.

Net Income Per Ordinary Share

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

Our unaudited condensed statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the interest income (loss) earned on investment securities held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, which was approximately $3,000 for the three months ended March 31, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income of approximately $1.8 million, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt —Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (a) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the JOBS Act, (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (c) comply with any requirement that may be adopted by the Public Company Accounting and Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (d) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the IPO Closing Date or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering and Over-Allotment, respectively, included in the Trust Account, have been invested in cash and may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act, and determined that, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s Public Warrants and Private Placement Warrants as components of equity instead of as derivative liabilities, our disclosure controls and procedures were not effective as of March 31 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

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

Changes in Internal Control over Financial Reporting

There was no other change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 31, 2021, as amendmended by our amendment no. 1 to annual report on Form 10-K filed with the SEC on May 19, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

In connection with the initial public offering, we incurred offering costs of approximately $10,200,000 (including deferred underwriting commissions of approximately $6,000,000). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $172,500,000 of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants to our sponsor (or $10.00 per unit sold in the initial public offering) was placed in the trust account and is invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of proceeds from the initial public offering and private placement as is described in our final prospectus related to the initial public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULATION HEALTH INVESTMENT CO., INC.

Date: May 24, 2021	By:	/s/ Chris Visioli
	Name:	Chris Visioli
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)