Form 10-Q
period 2021-06-30
Population Health Investment Co., Inc.
filed 2021-08-13
CIK 1825724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).     Yes  ☒    No  ☐
As of August
13
, 2021, 17,250,000
shares of Class A
 ordinary shares, par value $0.0001 per share, and
4,312,500
shares of Class
B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Population Health Investment Co., Inc.
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
POPULATION HEALTH INVESTMENT CO., INC.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$415,820	$681,243
Prepaid expenses	648,885	860,685

Total current assets	1,064,705	1,541,928
Investments held in Trust Account	172,506,606	172,500,227

Total Assets	$173,571,311	$174,042,155

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,000	$78,315
Accrued expenses	379,500	70,000
Note payable - related party	300,000	300,000

Total current liabilities	685,500	448,315
Deferred underwriting commissions	6,037,500	6,037,500
Derivative warrant liabilities	10,790,830	12,234,170

Total liabilities	17,513,830	18,719,985

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 15,105,748 and 15,032,216 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	151,057,480	150,322,160

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,144,252 and 2,217,784 shares issued and outstanding (excluding 15,105,748 and 15,032,216 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	214	222
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	6,366,620	7,101,932
Accumulated deficit	(1,367,264)	(2,102,575)

Total shareholders’ equity	5,000,001	5,000,010

Total Liabilities and Shareholders’ Equity	$173,571,311	$174,042,155

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2021

General and administrative expenses	$354,432	$714,408

Loss from operations	(354,432)	(714,408)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(699,160)	1,443,340
Net gain from investments held in Trust Account	3,831	6,379

Net income (loss)	$(1,049,761)	$735,311

Basic and diluted weighted average shares outstanding of Class A ordinary shares	17,250,000	17,250,000

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Basic and diluted weighted average shares outstanding of Class B ordinary shares	4,312,500	4,312,500

Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.24)	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	2,217,784	$222	4,312,500	$431	$7,101,932	$(2,102,575)	$5,000,010
Shares subject to possible redemption	(178,508)	(18)	—	—	(1,785,062)	—	(1,785,080)
Net income	—	—	—	—	—	1,785,072	1,785,072

Balance - March 31, 2021 (Unaudited)	2,039,276	204	4,312,500	431	5,316,870	(317,503)	5,000,002
Shares subject to possible redemption	104,976	10	—	—	1,049,750	—	1,049,760
Net loss	—	—	—	—	—	(1,049,761)	(1,049,761)

Balance - June 30, 2021 (Unaudited)	2,144,252	$214	4,312,500	$431	$6,366,620	$(1,367,264)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$735,311
Adjustments to reconcile net income to net cash used in operating activities:
Net gain from investments held in Trust Account	(6,379)
Change in fair value of derivative warrant liabilities	(1,443,340)
Changes in operating assets and liabilities:
Prepaid expenses	211,800
Accounts payable	(72,315)
Accrued expenses	309,500

Net cash used in operating activities	(265,423)

Net change in cash	(265,423)

Cash - beginning of the period	681,243

Cash - end of the period	$415,820

Supplemental disclosure of non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$735,320

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
At June 30, 2021, the Company had not yet commenced operations. All activity for the period from September 11, 2020 (inception) through June 30, 2021 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of income earned on investments held in the Trust Account (as defined below).
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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $416,000 in its operating bank accounts and working capital of approximately $379,000.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of June 30, 2021, the Note remains outstanding and is due on demand. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2021 and December 31, 2020.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000, and any cash held in the Trust Account. At June 30, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.
Fair Value of Measurement
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Warrant Liabilities
The
Company
does not use derivative instruments to hedge exposures to
cash
flow, market or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.
The warrants issued in connection with its Initial Public Offering (“the Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Company’s Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of warrants issued in connection with the Company’s Initial Public Offering has subsequently been measured based on the listed market price of such warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence respectively of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 15,105,748 and 15,032,216 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s balance sheet.
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits
and
no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware
of any issues under review that could result in significant payments, accruals or material deviation from its position.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Net Income Per Ordinary Share
The Company’s condensed
statements
of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class
method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary share outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B ordinary share is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary share, by the weighted average number of Class B ordinary share outstanding for the periods. Class B ordinary share include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

Class A ordinary share
Numerator: Income allocable to Class A ordinary share
Income from investments held in Trust Account	$3,831	$6,379
Less: Company’s portion available to be withdrawn to pay taxes	—	—

Net income attributable to Class A ordinary share	$3,831	$6,379

Denominator: Weighted average Class A ordinary share
Basic and diluted weighted average shares outstanding, Class A ordinary share	17,250,000	17,250,000

Basic and diluted net income per share, Class A ordinary share	$0.00	$0.00

Class B ordinary share
Numerator: Net income (loss) minus net income allocable to Class A ordinary share
Net income (loss)	$(1,049,761)	$735,311
Net income allocable to Class A ordinary share	3,831	6,379

Net income (loss) attributable to Class B ordinary share	$(1,053,592)	$728,932

Denominator: weighted average Class B ordinary share
Basic and diluted weighted average shares outstanding, Class B ordinary share	4,312,500	4,312,500

Basic and diluted net loss per share, Class B ordinary share	$(0.24)	$0.17

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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Sponsor Loan
On September 17, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, which was later amended on November 20, 2020 (the “Note”). This loan is non-interest
bearing and payable upon the earlier of (i) December 31, 2021 or (ii) the date on which the Company consummate its initial Business Combination. As of June 30, 2021, the Company borrowed $300,000 under the Note.
The Note still remains outstanding to date and is due on demand. The facility is no longer available to be drawn.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5
 million of such Working Capital Loans may be converted into private placement warrants at a price of $
1.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of
June
30
,
2021
and December
31
,
2020
, the Company had
no
borrowings under the Working

Capital Loans.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of June 30, 2021 and December 31, 2020, the Company has 5,750,000 and 3,633,333, respectively of Public Warrants and Private Placement Warrants, respectively, outstanding.
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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 17,250,000 Class A ordinary shares issued and outstanding, including 15,105,748 and 15,032,216 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
— The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 4,312,500 Class B ordinary shares issued and outstanding.
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
June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	$172,506,606	$—	$—
Liabilities:
Derivative warrant liabilities	$6,612,500	$—	$4,178,330

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$172,500,227	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$—	$12,234,170
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded.
Level 1 assets instruments include investments in U.S. Treasury Bills at June 30, 2021 and mutual funds invested in government securities at December 31, 2020. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of these investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 2021. For the three months ended June 30, 2021, the Company recognized a loss to the statement of operations resulting from an increase in the fair value of liabilities of approximately $699,000, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations. For the six months ended June 30, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $1.4 million, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2020	As of June 30, 2021
Volatility	20.0%	17.6%
Stock price	$10.02	$9.81
Expected life of the options to convert	5.84	5.34
Risk-free rate	0.48%	0.92%
Dividend yield	0.0%	0.0%

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Level 3 derivative warrant liabilities for the three and six months ended June 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$12,234,170
Change in fair value of derivative warrant liabilities	(795,070)
Transfer of Public Warrants out of level 3	(7,442,430)

Level 3 - Derivative warrant liabilities at March 31, 2021	3,996,670
Change in fair value of derivative warrant liabilities	181,660

Level 3 - Derivative warrant liabilities at June 30, 2021	$4,178,330

NOTE 9. SUBSEQUENT EVENTS
Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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
For the three months ended June 30, 2021, we had a net loss of approximately $1.0 million, which consisted of approximately $354,000 in general and administrative expenses, approximately $699,000 in change in fair value of derivative warrant liabilities, offset by and approximately $4,000 in net gain from investments held in Trust Account.
For the six months ended June 30, 2021, we had a net income of approximately $735,000, which consisted of approximately $714,000 in general and administrative expenses, offset by a gain of approximately $1.4 million in change in fair value of derivative warrant liabilities, and approximately $6,000 in net gain from investments held in Trust Account.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $416,000 in our operating bank accounts and working capital of approximately $379,000.
Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from our Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of June 30, 2021, the Note remains outstanding and is due on demand. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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
Critical Accounting Policies and Estimates
Investments Held in the Trust Account
Our portfolio of investments held in the trust account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at June 30, 2021 and December 31, 2020, 15,105,748 and 15,032,216 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations.. The fair value of warrants issued in connection with our Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of warrants issued in connection with our Initial Public Offering has subsequently been measured based on the listed market price of such warrants.
Net Income Per Ordinary Share
Our condensed statements of operations include a presentation of net income (loss) per share Class A ordinary shares subject to possible redemption in a manner similar to the two-class
method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary share outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B ordinary share is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary share, by the weighted average number of Class B ordinary share outstanding for the periods. Class B ordinary share include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.
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
Off-Balance
Sheet Arrangements
As of June 30, 2021 and December 31, 2020, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
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
As of June 30, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering and Over-Allotment, respectively, included in the Trust Account, have been invested in cash and may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act and determined that our disclosure controls and procedures were not effective due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed in Part II, Item 9A of our Form 10K/A for the period December 31, 2020 filed with the SEC on May 19, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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

Changes in Internal Control over Financial Reporting
Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. There was no other change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our annual report on Form
10-K
filed with the SEC on June 30, 2021, as amended by our amendment no. 1 to annual report on Form
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULATION HEALTH INVESTMENT CO., INC.

Date: August 13, 2021	By:	/s/ Chris Visioli
	Name:	Chris Visioli
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)