Form 10-Q
period 2021-09-30
Population Health Investment Co., Inc.
filed 2021-11-12
CIK 1825724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As
of November 12, 2021
, 17,250,000 shares of Class A ordinary shares, par value $0.0001 per share, and 4,312,500 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Population Health Investment Co., Inc.
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from September 11, 2020 (Inception) Through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine months ended September 30, 2021 and for the Period from September 11, 2020 (Inception) Through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from September 11, 2020 (Inception) Through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

SIGNATURES

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements.
POPULATION HEALTH INVESTMENT CO., INC.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$372,687	$681,243
Prepaid expenses	519,095	860,685

Total current assets	891,782	1,541,928
Investments held in Trust Account	172,521,754	172,500,227

Total Assets	$173,413,536	$174,042,155

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$10,099	$78,315
Accrued expenses	481,000	70,000
Note payable - related party	300,000	300,000

Total current liabilities	791,099	448,315
Deferred underwriting commissions	6,037,500	6,037,500
Derivative warrant liabilities	7,037,500	12,234,170
Due to related party	246,938	—

Total liabilities	14,113,037	18,719,985
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at $10.00 per share redemption value at September 30, 2021 and December 31, 2020	172,500,000	172,500,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	—	—
Accumulated deficit	(13,199,932)	(17,178,261)

Total shareholders’ deficit	(13,199,501)	(17,177,830)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$173,413,536	$174,042,155

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2021	For The Period From September 11 , 2020 (Inception) Through September 30, 2020

General and administrative expenses	$525,460	$1,239,868	$33,376

Loss from operations	(525,460)	(1,239,868)	(33,376)
Other income
Change in fair value of derivative warrant liabilities	3,753,330	5,196,670	—
Net gain from investments held in Trust Account	15,148	21,527	—

Net income (loss)	$3,243,018	$3,978,329	$(33,376)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	17,250,000	17,250,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.15	$0.18	$—

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	4,312,500	4,312,500	3,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.15	$0.18	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three and Nine M
o
nths Ended September 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance - December 31, 2020	—	$—	4,312,500	$431	$—	$(17,178,261)	$(17,177,830)
Net income	—	—	—	—	—	1,785,072	1,785,072

Balance - March 31, 2021 (Unaudited)	—	—	4,312,500	431	—	(15,393,189)	(15,392,758)
Net loss	—	—	—	—	—	(1,049,761)	(1,049,761)

Balance - June 30, 2021 (Unaudited)	—	—	4,312,500	431	—	(16,442,950)	(16,442,519)
Net income	—	—	—	—	—	3,243,018	3,243,018

Balance - September 30, 2021 (Unaudited)	—	$—	4,312,500	$431	$—	$(13,199,932)	$(13,199,501)

For the Period from September 11, 2020 (Inception) Through September 30, 202
0

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - September 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(33,376)	(33,376)

Balance - September 30, 2020 (Unaudited)	—	$—	4,312,500	$431	$24,569	$(33,376)	$(8,376)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2021	For The Period From September 11, 2020 (inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$3,978,329	$(33,376)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain from investments held in Trust Account	(21,527)	—
Change in fair value of derivative warrant liabilities	(5,196,670)	—
Changes in operating assets and liabilities:
Prepaid expenses	341,590	—
Accounts payable	(68,216)	—
Accrued expenses	411,000	33,376
Due to related party	246,938	—

Net cash used in operating activities	(308,556)	—

Net change in cash	(308,556)	—
Cash - beginning of the period	681,243	—

Cash - end of the period	$372,687	$—

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	$—	$244,605
Offering costs included in accounts payable	$—	$10,000
Offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$25,000
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
At September 30, 2021, the Company had not yet commenced operations. All activity for the period from September 11, 2020 (inception) through September 30, 2021 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of income earned on investments held in the Trust Account (as defined below).
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
Upon the closing of the Initial Public Offering and the Private Placement, $
172.5
 million ($
10.00
per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invests only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of
185
days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
The Company will provide its holders of the Public Shares (the “Public Shareholders”)with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $
10.00
per Public Share). The
per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $
5,000,001
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
The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with our initial business combination or to redeem
100
% of its Public Shares if the Company does not complete a Business Combination within
24
months from the closing of the Initial Public Offering, or November 20, 2022 (the “Combination Period”), or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $
100,000
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
Going Concern Consideration
As of September 30, 2021, the Company had approximately $373,000 in its operating bank accounts and working capital of approximately $101,000.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of September 30, 2021, the Note remains outstanding and is due on demand. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 20, 2022.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K/A
filed by the Company with the SEC on May 19, 2021.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.5 million in additional paid-in
capital and an increase of approximately $15.1 million to accumulated deficit, as well as a reclassification of 2,057,872
Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on November 27, 2020,
10-K/A
and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.
The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $20.4 million and $21.4 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption.
The impact on the revision on the audited balance sheet as of December 31, 2020, is presented below:

	As of December 31, 2020
	As Previously Reported (1)	Adjustment	As Revised
Equity Components

Class A ordinary share subject to possible redemption
Class A ordinary share, $0.0001 par value; shares subject to possible redemption	$150,322,160	$22,177,840	$172,500,000
Shareholders’ equity (deficit)
Preferred stock - $0.0001 par value	—	—	—
Class A ordinary share - $0.0001 par value	222	(222)	—
Class B ordinary share - $0.0001 par value	431	—	431
Additional paid-in-capital	7,101,932	(7,101,932)	—
Accumulated deficit	(2,102,575)	(15,075,686)	(17,178,261)

Total shareholders’ equity (deficit)	5,000,010	(22,177,840)	(17,177,830)

Total liabilities, Class A ordinary share subject to possible redemption and shareholders’ equity (deficit)	$174,042,155	$—	$174,042,155

(1)	As reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on May 24, 2021.
There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2021 and December 31, 2020.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and recognized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000, and any cash held in the Trust Account. At September 30, 2021 and December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants issued in connection with its Initial Public Offering (“the Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Company’s Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model. The fair value of warrants issued in connection with the Company’s Initial Public Offering has subsequently been measured based on the listed market price of such warrants. As of September 30, 2021, the Company determined the fair value of the Private Placement Warrants by reference to the Public Warrants listed trading price. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrant, the Company determined that the fair of each Private Placement Warrants is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence respectively of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 17,250,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of
9,383,333
Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021		For the Period From September 11 , 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:

Numerator:
Allocation of net income (loss)	2,594,414	648,604	3,182,663	795,666	—	(33,376)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500	—	3,750,000

Basic and diluted net income (loss) per ordinary share	$0.15	$0.15	$0.18	$0.18	$—	$(0.01)

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt -Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic
815-40):
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
on January 1, 2021, using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Sponsor Loan
On September 17, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, which was later amended on November 20, 2020 (the “Note”). This loan is non-interest
bearing and payable upon the earlier of (i) December 31, 2021 or (ii) the date on which the Company consummate its initial Business Combination. As of September 30, 2021, the Company borrowed $300,000 under the Note. The Note still remains outstanding to date and is due on demand. The facility is no longer available to be drawn.
Due to related party
During the three months
ended September 30, 2021, the Sponsor incurred approximately $247,000 in advisory services on behalf of the Company’s search for a prospective Business Combination. Pursuing to a letter agreement between the Company and the Sponsor, the amount is payable within 30 days of the initial Business Combination. If the Company does not consummate a Business Combination on or prior November 19, 2022, the Company will not be required to pay.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into private placement warrants at a price of $1.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
NOTE 5. COMMITMENTS & CONTINGENCIES
Registration and Shareholder Rights
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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of September 30, 2021 and December 31, 2020, the Company has 5,750,000 and 3,633,333, respectively of Public Warrants and Private Placement Warrants, respectively, outstanding.
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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a
30
-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).

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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 17,250,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$172,500,000
Less:
Fair value of Public Warrants at issuance	(6,531,260)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,769,025)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	16,300,285

Class A ordinary shares subject to possible redemption	$172,500,000

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 17,250,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and classified as temporary equity (See Note 7).
Class
 B Ordinary Shares
- The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 4,312,500

Class B ordinary shares issued and outstanding.
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
. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Investments held in Trust Account – U.S. Treasury Securities	$172,521,754	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$4,312,500	$—	$—
Derivative warrant liabilities - Private	$—	$2,725,000	$—
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$172,500,227	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$—	$12,234,170
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three months ended September 30, 2021.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 assets instruments include investments in U.S. Treasury Bills at September 30, 2021 and mutual funds invested in government securities at December 31, 2020. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of these investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model for the period ended June 30, 2021 and as a reference to the public price at September 30, 2021. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 2021. For the three months ended September 30, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately
$3.8 million, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations. For the nine months ended September 30, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $5.2 million, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.
The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of December 31, 2020
Volatility	20.0%
Stock price	$10.02
Expected life of the options to convert	5.84
Risk-free rate	0.48%
Dividend yield	0.0%
The change in the fair value of the Level 3 derivative warrant liabilities for the three and nine months ended September 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$12,234,170
Change in fair value of derivative warrant liabilities	(795,070)
Transfer of Public Warrants out of level 3	(7,442,430)

Level 3 - Derivative warrant liabilities at March 31, 2021	3,996,670
Change in fair value of derivative warrant liabilities	181,660

Level 3 - Derivative warrant liabilities at June 30, 2021	4,178,330
Transfer of Private Warrants out of level 3	(4,178,330)

Level 3 - Derivative warrant liabilities at September 30, 2021	$—

As of September 30, 2021, the Company determined the fair value of the Private Placement Warrants by reference to the Public Warrants listed trading price which transferred the value from a Level 3 to a Level 2 liability. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrant, the Company determined that the fair of each Private Placement Warrants is equivalent to that of each Public Warrant.

NOTE
10
. SUBSEQUENT EVENTS
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
For the three months ended September 30, 2021, we had net income of approximately $3.2 million, which consisted of approximately $3.8 million in change in fair value of derivative warrant liabilities, approximately $15,000 in net gain from investments held in Trust Account, partially offset by approximately 525,000 in general and administrative expenses.
For the nine months ended September 30, 2021, we had net income of approximately $4.0 million, which consisted of approximately $5.2 million in change in fair value of derivative warrant liabilities, approximately $22,000 in net gain from investments held in Trust Account, partially offset by approximately $1.2 million in general and administrative expenses.
For the period from September 11, 2020 (inception) through September 30, 2020, we had a net loss of approximately $33,000, consisting solely of general and administrative expenses.
Going Concern Consideration
As of September 30, 2021, we had approximately $373,000 in our operating bank accounts and working capital of approximately $101,000.
Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from our Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of September 30, 2021, the Note remains outstanding and is due on demand. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loan. Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 20, 2022.
Contractual Obligations
Registration and Shareholders’ Rights
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
Critical Accounting Policies and Estimates
Investments Held in the Trust Account
Our portfolio of investments held in the trust account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and recognized at fair value. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at September 30, 2021 and December 31, 2020, 17,250,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity outside of the shareholders’ equity section of the Company’s balance sheet.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with our Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement. The fair value of warrants issued in connection with the Company’s Initial Public Offering has subsequently been measured based on the listed market price of such warrants. As of September 30, 2021, the Company determined the fair value of the Private Placement Warrants by reference to the Public Warrants listed trading price. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrant, the Company determined that the fair of each Private Placement Warrants is equivalent to that of each Public Warrant.

Net Income (Loss) Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 9,383,333 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt -Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Off-Balance
Sheet Arrangements
As of September 30, 2021 and December 31, 2020, we did not have any off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules

13a-15(e)

and

15d-15(e)

under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
In connection with our management’s assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of current liabilities and shareholders’ equity on our balance sheet as well as a material misstatement of our net income within our statement of operations.
During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.
As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our annual report on Form
10-K
filed with the SEC on September 30, 2021, as amended by our amendment no. 1 to annual report on Form
10-K
filed with the SEC on May 19, 2021.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPULATION HEALTH INVESTMENT CO., INC.

Date: November 12, 2021	By:	/s/ Chris Visioli
	Name:	Chris Visioli
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)