Form 10-K/A
period 2020-12-31
Population Health Investment Co., Inc.
filed 2022-01-07
CIK 1825724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Population Health Investment Co., Inc., unless the context otherwise indicates.

This Amendment No. 2 to the Annual Report on Form 10-K/A (the “Report”) amends Amendment No. 1 to the Annual Report on Form 10-K/A of Population Health Investment Co., Inc. for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 19, 2021 (the “First Amended Filing”).

In preparation of the Company’s financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously filed financial statements to classify all Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480- 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity (deficit). Although the Company did not specify a maximum redemption threshold, its amended and restated memorandum and articles of association currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, on December 16, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of November 20, 2020 (the “Post IPO Balance Sheet”), as previously restated in the First Amended Filing, (ii) audited financial statements for the period ended December 31, 2020 included in the First Amended Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and reported as revised in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 ( the “Original Q3 Form 10-Q”), (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 and reported as revised in the Company’s Original Q3 Form 10-Q, and (v) footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Original Q3 Form 10-Q (collectively, the “Affected Periods”), should be restated to report all public shares as temporary equity and should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods in (i) this Form 10-K/A with respect to the Post IPO Balance Sheet and the Company’s audited financial statements for the period ended December 31, 2020 included in the First Amended Filing and (ii) a Form 10-Q/A for the quarterly period ended September 30, 2021 with respect to its unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Company’s initial public offering (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors;

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II, Item 8. Financial Statements and Supplementary Data; and

Part II, Item 9A Controls and Procedures.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing, is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the Securities and Exchange Commission.

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

Following the issuance of the SEC Staff Statement, on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

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

As described in the First Amended Filing, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from September 11, 2020 (inception) through December 31, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as “Part II, Item 9A: Controls and Procedures” included in the First Amended Filing.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to our accounting classification of the Public Shares and the calculation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the charter. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, we revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we determined we should restate our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10 S99-3A to its accounting classification of the Class A ordinary shares subject to possible redemption, see “Note 2” to the accompanying financial statements, as well as “Part II, Item 9A: Controls and Procedures” included in this Annual Report.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a partner business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbols “PHICU,” “PHIC” and “PHICW,” respectively. Our units commenced public trading on November 18, 2020. Our Class A ordinary shares and warrants began trading separately on January 8, 2021.

(b) Holders

On March 25, 2021, there was one holder of record of our units, one holder of record of our Class A ordinary shares, seven holders of record of our Class B ordinary shares and two holders of record of our warrants.

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

In connection with the initial public offering, we incurred offering costs of approximately $10,200,000 (including deferred underwriting commissions of approximately $6,000,000). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $172,500,000 of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants to our sponsor (or $10.00 per unit sold in the initial public offering) was placed in the trust account and is invested as described elsewhere in this Annual Report on Form 10-K/A.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of Population Health Investment Co., Inc. (the “Company”) for the fiscal year ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from September 11, 2020 (inception) through December 31, 2020 and the audited balance sheet issued in connection with our initial public offering on November 20, 2020 (the “Initial Public Offering”).

In preparation of our financial statements as of and for quarterly period ended September 30, 2021, we concluded we should restate our previously filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. We had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although we did not specify a maximum redemption threshold, our charter currently provides that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, we revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we determined we should restate our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of shares share pro rata in our income and losses.

After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, on December 16, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of November 20, 2020 (the “Post IPO Balance Sheet”), as previously restated in Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended December 31, 2020, as filed with the SEC on May 19, 2021 (the “First Amended Filing”), (ii) audited financial statements for the period ended December 31, 2020 included in the First Amended Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and reported as revised in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 ( the “Original Q3 Form 10-Q”), (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 and reported as revised in the Company’s Original Q3 Form 10-Q, and (v) footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Original Q3 Form 10-Q (collectively, the “Affected Periods”), should be restated to report all public shares as temporary equity and should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods in (i) this Form 10-K/A with respect to the Post IPO Balance Sheet and the Company’s audited financial statements for the period ended December 31, 2020 included in the First Amended Filing and (ii) a Form 10-Q/A for the quarterly period ended September 30, 2021 with respect to its unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K/A. The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Upon the closing of the Initial Public Offering and the Private Placement, $172.5 million($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Critical Accounting Policies and Estimates

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2020, a total of 17,250,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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

Net Income (Loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. We do not consider the effect of the warrants sold in the Initial Public Offering and the Private Placement, to purchase an aggregate of 9,383,333 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Reference is made to Pages F-1 through F-16 comprising a portion of this Report.

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on November 20, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement, as previously restated in our Amendment No. 1 to the Form 10-K as filed with the SEC on May 19, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A ordinary shares as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Form 10-K/A filing.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Clive Meanwell	63	Co-Founder; Chief Executive Officer and Director
Ian Read	67	Co-Founder; Executive Chairman; Director
Chris Visioli	45	Chief Financial Officer
Chris Cox	55	Senior Vice President
Whit Bernard	36	Senior Vice President
Farah Champsi	59	Director
Clarke Futch	53	Chairman & Chief Executive Officer
Charles Homcy	70	Director

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

Clarke Futch, Chairman & Chief Executive Officer

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares; and

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

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

January 7, 2022

POPULATION HEALTH INVESTMENT CO., INC.

By:	/s/ Clive Meanwell
Name:	Clive Meanwell
Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Clive Meanwell	Chief Executive Officer and Director (Principal Executive Officer)	January 7, 2022
Clive Meanwell

/s/ Chris Visioli	Chief Financial Officer (Principal Financial and Accounting Officer)	January 7, 2022
Clive Meanwell

/s/ Ian Read	Executive Chairman and Director	January 7, 2022
Ian Read

/s/ Farah Champsi	Director	January 7, 2022
Farah Champsi

/s/ Clarke Futch	Chairman & Chief Executive Officer	January 7, 2022
Clarke Futch

/s/ Charles Homcy	Director	January 7, 2022
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable complete a business combination by November 20, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

May 19, 2021, except for the effects of the restatement disclosed in Note 2, Note 3, Note 8, Note 9 as to which the date is January 7, 2022

POPULATION HEALTH INVESTMENT CO., INC.

BALANCE SHEET

As Restated – See Note 2

December 31, 2020

Assets
Current assets:
Cash	$681,243
Prepaid expenses	860,685

Total current assets	1,541,928
Investments held in Trust Account	172,500,227

Total Assets	$174,042,155

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$78,315
Accrued expenses	70,000
Note payable - related party	300,000

Total current liabilities	448,315
Deferred underwriting commissions	6,037,500
Derivative warrant liabilities	12,234,170
Due to related party	—

Total liabilities	18,719,985

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at $10.00 per share redemption value at December 31, 2020	172,500,000

Shareholders’ Deficit

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2020	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized no non-redeemable shares issued or outstanding at December 31, 2020;	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 shares issued and outstanding at December 31, 2020	431
Additional paid-in capital	—
Accumulated deficit	(17,178,261)

Total shareholders’ deficit	(17,177,830)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$174,042,155

The accompanying notes are an integral part of these financial statements.

POPULATION HEALTH INVESTMENT CO., INC.

STATEMENT OF OPERATIONS

As Restated - See Note 2

For the Period from September 11, 2020 (inception) through December 31, 2020

General and administrative expenses	$248,932

Loss from operations	(248,932)
Other income (expense)
Change in fair value of derivative warrant liabilities	(1,452,940)
Transaction costs – derivative warrant liabilities	(400,930)
Net gain from investments held in Trust Account	227

Net loss	$(2,102,575)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	6,834,906

Basic and diluted net loss per ordinary share, Class A	$(0.19)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	3,972,877

Basic and diluted net loss per ordinary share, Class B	$(0.19)

The accompanying notes are an integral part of these financial statements.

POPULATION HEALTH INVESTMENT CO., INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

As Restated- See Note 2

For the Period from September 11, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - September 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,200,030	—	1,200,030
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,224,599)	(15,075,686)	(16,300,285)
Net loss	—	—	—	—	—	(2,102,575)	(2,102,575)

Balance - December 31, 2020	—	$—	4,312,500	$431	$—	$(17,178,261)	$(17,177,830)

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

Upon the closing of the Initial Public Offering and the Private Placement, $172.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invests only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Note 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. This topic is covered under EITF Topic D-98, Classification and Measurement of Redeemable Securities and Accounting Standards Codification (“ASC”) Topic 480-10-S99, “Distinguishing Liabilities from Equity”. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error. Therefore, the Company, in consultation with its Audit Committee, concluded that the following financial statements should be restated: (i) audited balance sheet as of November 20, 2020 (the “Post IPO Balance Sheet”), as previously restated in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 19, 2021 (the “First Amended Filing”) and reported as revised in the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the SEC on November 12, 2021 (the “Q3 Form 10-Q”); (ii) audited financial statements for the period ended December 31, 2020 included in the First Amended Filing, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and reported as revised in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (the “Original Q3 Form 10-Q”), (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 and reported as revised in the Company’s Original Q3 Form 10-Q, and (v) footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Original Q3 Form 10-Q (collectively, the “Affected Periods”), should be restated to report all public shares as temporary equity and should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods in (i) this Form 10-K/A with respect to the Post IPO Balance Sheet and the Company’s audited financial statements for the period ended December 31, 2020 included in the First Amended Filing and (ii) a Form 10-Q/A for the quarterly period ended September 30, 2021 with respect to its unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

As of December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Total assets	$174,042,155		$174,042,155
Total liabilities	$18,719,985		$18,719,985
Class A ordinary shares subject to redemption at $10.00 per share	$150,322,160	$22,177,840	$172,500,000
Preference shares	—	—	—
Class A ordinary shares	222	(222)	—
Class B ordinary shares	431	—	431
Additional paid-in capital	7,101,932	(7,101,932)	—
Accumulated deficit	(2,102,575)	(15,075,686)	(17,178,261)

Total shareholders’ equity (deficit)	$5,000,010	$(22,177,840)	$(17,177,830)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$174,042,155	$—	$174,042,155
Shares of Class A ordinary shares subject to redemption	15,032,216	2,217,784	17,250,000
Shares of Class A ordinary shares	2,217,784	(2,217,784)	—

The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from September 11, 2020 (inception) through December 31, 2020:

	For the period from September 11, 2020 (inception) through December 31, 2020
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	Restated
Initial value of Class A ordinary shares subject to possible redemption	$151,921,280	$(151,921,280)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(1,599,120)	$1,599,120	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from September 11, 2020 (inception) through December 31, 2020:

	Earnings Per Share
	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
For the Period from September 11, 2020 (Inception) through December 31, 2020
Net loss	$(2,102,575)	$—	$(2,102,575)
Weighted average shares outstanding - Class A ordinary shares	17,250,000	(10,415,094)	6,834,906
Basic and diluted loss per share - Class A ordinary shares	$—	$(0.19)	$(0.19)
Weighted average shares outstanding - Class B ordinary shares	3,972,877	—	3,972,877
Basic and diluted loss per share - Class B ordinary shares	$(0.53)	$0.34	$(0.19)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of November 20, 2020:

As of November 20, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Total assets	$174,123,991	$—	$174,123,991
Total liabilities	$17,202,710	$—	$17,202,710
Class A ordinary shares subject to redemption at $10.00 per share	$151,921,280	$20,578,720	$172,500,000
Preference shares	—	—	—
Class A ordinary shares	206	(206)	—
Class B ordinary shares	431	—	431
Additional paid-in capital	5,492,828	(5,492,828)	—
Accumulated deficit	(493,464)	(15,085,686)	(15,579,150)
Total shareholders’ equity (deficit)	$5,000,001	$(20,578,720)	$(15,578,719)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$174,123,991	$—	$174,123,991

Shares of Class A ordinary shares subject to redemption	15,192,128	2,057,872	17,250,000
Shares of Class A ordinary shares	2,057,872	(2,057,872)	—

Going Concern

Subsequent to our previously issued in the First Amended Filing, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 17,250,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

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

Net income (loss) per ordinary share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary shares is computed by dividing net income (loss) by the weighted-average number of shares of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase, an aggregate of 9,383,333 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary shares is the same as basic net income (loss) per share of ordinary shares for the period from September 11, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per share of ordinary shares:

	For the Period From September 20, 2020 (Inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	(1,329,681)	(772,894)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,834,906	3,972,877

Basic and diluted net income (loss) per ordinary share	$(0.19)	$(0.19)

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

NOTE 8. SHAREHOLDERS’ EQUITY

The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of December 31, 2020, there were 17,250,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption.

The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption as follows:

Gross proceeds	$172,500,000
Less:
Fair value of Public Warrants at issuance	(6,531,260)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,769,025)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	16,300,285

Class A ordinary shares subject to possible redemption	$172,500,000

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 17,250,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and classified in temporary equity (see Note 8).

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

NOTE 10 — FAIR VALUE MEASUREMENTS

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, other than the restatements described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.