Form 10-Q/A
period 2021-09-30
Population Health Investment Co., Inc.
filed 2022-01-07
CIK 1825724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)
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
(212)993-3113
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

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to Population Health Investment Co., Inc., unless the context otherwise indicates.
This Amendment No. 1 to the Quarterly Report on Form

10-Q
/A (“Amendment No. 1”) amends the Quarterly Report on Form

10-Q

of Population Health Investment Co., Inc. (the “Company”) as of and for the periods ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”).
On November 12, 2021, the Company filed its Form
10-Q
for the quarterly period ending September 30, 2021, which included a section within Note 2, Revision to Previously Reported Financial Statements (“Note 2”), that described a revision to the Company’s classification of its Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), subject to redemption issued in the Company’s initial public offering (“IPO”) on November 20, 2020, and a revision to its presentation of earnings per share. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
On December 16, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revisions to the (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 and (iii) footnote 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Original Filing (collectively, the “Affected Periods”), should be restated to report all public shares as temporary equity and restate earnings per shares and should no longer be relied upon.
As such, the Company is restating the unaudited condensed financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021.

The Company determined that none of the above changes had any impact on its previously reported total assets, results of operations or cash flows or on its cash position and cash held in the trust account established in connection with the IPO.
After reevaluating
,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to in this Quarterly Report on Form
10-Q/A.

Population Health Investment Co., Inc.
Quarterly Report on Form
10-Q

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements.
POPULATION HEALTH INVESTMENT CO., INC.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$372,687	$681,243
Prepaid expenses	519,095	860,685

Total current assets	891,782	1,541,928
Investments held in Trust Account	172,521,754	172,500,227

Total Assets	$173,413,536	$174,042,155

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$10,099	$78,315
Accrued expenses	481,000	70,000
Note payable - related party	300,000	300,000

Total current liabilities	791,099	448,315
Deferred underwriting commissions	6,037,500	6,037,500
Derivative warrant liabilities	7,037,500	12,234,170
Due to related party	246,938	—

Total liabilities	14,113,037	18,719,985
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares issued and outstanding at $10.00 per share redemption value at September 30, 2021 and December 31, 2020	172,500,000	172,500,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized at September 30, 2021 and December 31, 2020 ; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	—	—
Accumulated deficit	(13,199,932)	(17,178,261)

Total shareholders’ deficit	(13,199,501)	(17,177,830)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$173,413,536	$174,042,155

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2021	For The Period From September 11 , 2020 (Inception) Through September 30, 2020

General and administrative expenses	$525,460	$1,239,868	$33,376

Loss from operations	(525,460)	(1,239,868)	(33,376)
Other income
Change in fair value of derivative warrant liabilities	3,753,330	5,196,670	—
Net gain from investments held in Trust Account	15,148	21,527	—

Net income (loss)	$3,243,018	$3,978,329	$(33,376)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	17,250,000	17,250,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.15	$0.18	$—

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	4,312,500	4,312,500	3,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.15	$0.18	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three and Nine M
o
nths Ended September 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance - December 31, 2020	—	$—	4,312,500	$431	$—	$(17,178,261)	$(17,177,830)
Net income	—	—	—	—	—	1,785,072	1,785,072

Balance - March 31, 2021 (Unaudited ), as restated, See Note 2	—	—	4,312,500	431	—	(15,393,189)	(15,392,758)
Net loss	—	—	—	—	—	(1,049,761)	(1,049,761)

Balance - June 30, 2021 (Unaudited ), as restated, See Note 2	—	—	4,312,500	431	—	(16,442,950)	(16,442,519)
Net income	—	—	—	—	—	3,243,018	3,243,018

Balance - September 30, 2021 (Unaudited)	—	$—	4,312,500	$431	$—	$(13,199,932)	$(13,199,501)

For the Period from September 11, 2020 (Inception) Through September 30, 202
0

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - September 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(33,376)	(33,376)

Balance - September 30, 2020 (Unaudited)	—	$—	4,312,500	$431	$24,569	$(33,376)	$(8,376)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2021	For The Period From September 11, 2020 (inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$3,978,329	$(33,376)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain from investments held in Trust Account	(21,527)	—
Change in fair value of derivative warrant liabilities	(5,196,670)	—
Changes in operating assets and liabilities:
Prepaid expenses	341,590	—
Accounts payable	(68,216)	—
Accrued expenses	411,000	33,376
Due to related party	246,938	—

Net cash used in operating activities	(308,556)	—

Net change in cash	(308,556)	—
Cash - beginning of the period	681,243	—

Cash - end of the period	$372,687	$—

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued expenses	$—	$244,605
Offering costs included in accounts payable	$—	$10,000
Offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$25,000
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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Amendment No. 2 to the Annual Report on Form
10-K/A
filed by the Company with the SEC on January 7, 2022.
Restatement of Revision to Previously Reported Financial Statements (as restated)
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity and restate its presentation of earnings per share. In accordance with ASC 480, paragraph
10-S99,
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
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses share pro rata between the two classes of shares participate pro rata in the income and losses of the Company
.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present (i) all Class A ordinary shares subject to possible redemption as temporary equity, (ii) to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and (iii) to correct its earnings per share calculation. As such, the Company is reporting these restatements to those Affected Quarterly Periods in this quarterly report.
Impact of the Restatement
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
The table below presents the effect of the financial statement adjustments r
e
lated to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$173,799,432	$—	$173,799,432
Total liabilities	$16,692,190	$—	$16,692,190
Class A ordinary shares subject to redemption at $10.00 per share	$152,107,240	$20,392,760	$172,500,000
Preference shares	—	—	—
Class A ordinary shares	204	(204)	—
Class B ordinary shares	431	—	431
Additional paid-in capital	5,316,870	(5,316,870)	—
Accumulated deficit	(317,503)	(15,075,686)	(15,393,189)
Total shareholders’ equity (deficit)	$5,000,002	$(20,392,760)	$(15,392,758)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$173,799,432	$—	$173,799,432
Shares of Class A ordinary shares subject to redemption	15,210,724	2,039,276	17,250,000
Shares of Class A ordinary shares	2,039,276	(2,039,276)	—
The Company’s unaudited condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above
.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Three months ended March 31, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities
Change in value of Class A ordinary shares subject to possible redemption	$1,785,080	$(1,785,080)	$—
The table below presents the effect of the financial statement adjustments rela
t
ed to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:
As of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated

Total assets	$173,571,311	$—	$173,571,311
Total liabilities	$17,513,830	$—	$17,513,830
Class A ordinary shares subject to redemption at $10.00 per share	$151,057,480	$21,442,520	$172,500,000
Preference shares	—	—	—
Class A ordinary shares	214	(214)	—
Class B ordinary shares	431	—	431
Additional paid-in capital	6,366,620	(6,366,620)	—
Accumulated deficit	(1,367,264)	(15,075,686)	(16,442,590)

Total shareholders’ equity (deficit)	$5,000,001	$(21,442,520)	$(16,442,519)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$173,571,311	$—	$173,571,311
Shares of Class A ordinary shares subject to redemption	15,105,748	2,144,252	17,250,000
Shares of Class A ordinary shares	2,144,252	(2,144,252)	—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Six months ended June 30, 2021 (unaudited)
Supplemental Disclosure of Noncash Financing Activities
Change in value of Class A ordinary shares subject to possible redemption	$735,320	$(735,320)	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Net income	$1,785,072	$—	$1,785,072
Weighted average shares outstanding - Class A ordinary shares	17,250,000	—	17,250,000
Basic and diluted earnings per share - Class A ordinary shares	$—	$0.08	$0.08
Weighted average shares outstanding - Class B ordinary shares	4,312,500	—	4,312,500
Basic and diluted earnings per share - Class B ordinary shares	$0.41	$(0.33)	$0.08

	Loss Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (unaudited)
Net loss	$(1,049,761)	$—	$(1,049,761)
Weighted average shares outstanding - Class A ordinary shares	17,250,000	—	17,250,000
Basic and diluted loss per share - Class A ordinary shares	$—	$(0.05)	$(0.05)
Weighted average shares outstanding - Class B ordinary shares	4,312,500	—	4,312,500
Basic and diluted loss per share - Class B ordinary shares	$(0.24)	$0.19	$(0.05)

	Earnings Per Share
	As Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (unaudited)
Net income	$735,311	$—	$735,311
Weighted average shares outstanding - Class A ordinary shares	17,250,000	—	17,250,000
Basic and diluted earnings per share - Class A ordinary shares	$—	$0.03	$0.03
Weighted average shares outstanding - Class B ordinary shares	4,312,500	—	4,312,500
Basic and diluted earnings per share - Class B ordinary shares	$0.17	$(0.14)	$0.03
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
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and rec
o
gnized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
The following table reflects presents a reconciliation of the nume
r
ator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021		For the Period From September 11, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$2,594,414	$648,604	$3,182,663	$795,666	—	$(33,376)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500	—	3,750,000

Basic and diluted net income (loss) per ordinary share	$0.15	$0.15	$0.18	$0.18	$—	$(0.01)

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

Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $
10.00
.
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
September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Investments held in Trust Account – U.S. Treasury Securities	$172,521,754	$—	$—
Liabilities:
Derivative warrant liabilities – Public	$4,312,500	$—	$—
Derivative warrant liabilities – Private	$—	$2,725,000	$—
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$172,500,227	$—	$—
Liabilities:
Derivative warrant liabilities	—	$—	$12,234,170
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
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, except with respect to the restatements described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Population Health Investment Co., Inc. (the “Company”) for the quarter ended September 30, 2021, we are restating our unaudited interim financial statements as of March 31, 2021, and June 30, 2021, see Note 2 for additional information.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q/A
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on
Form 10-Q/A
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
10-Q/A
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
Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 22, 2020, its annual financial statements for the period ended December 31, 2020, and its interim financial statements for the quarters ended March 31, 2021, and June 30, 2021.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified.
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on Form
10-Q/A,
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
In connection with the initial public offering, we incurred offering costs of approximately $10,200,000 (including deferred underwriting commissions of approximately $6,000,000). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $172,500,000 of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants to our sponsor (or $10.00 per unit sold in the initial public offering) was placed in the trust account and is invested as described elsewhere in this Quarterly Report on Form
10-Q/A.
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

POPULATION HEALTH INVESTMENT CO., INC.

Date: January 7, 2022	By:	/s/ Chris Visioli
	Name:	Chris Visioli
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)