Form 10-K
period 2021-12-31
Population Health Investment Co., Inc.
filed 2022-03-30
CIK 1825724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Population Health Investment Co., Inc.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39706	98-1556837
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

One World Financial CenterNew York, NY	10281
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
At June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $
169,061,616
based on the last reported sales price of $9.81 on the Nasdaq
Stock Market on such date.
As of March
21
, 2022, there were 17,250,000 Class A ordinary shares, par value $0.0001 per share, and 4,312,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.
Documents Incorporated by Reference: None.

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form 10-K (this “
Report
”), references to:

•	“ amended and restated memorandum and articles of association ” are to the amended and restated memorandum and articles of association of the Company;

•	“ Companies Law ” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“ company ,” “ we ,” “ us ,” “ our ,” or “ our company ” are to Population Health Investment Co., Inc., a Cayman Islands exempted company;

•	“ founders ” are to Clive Meanwell, our Chief Executive Officer, and Ian Read, our Executive Chairman;

•
“
founder shares
” are to our Class B ordinary shares initially issued to our sponsor in a private placement and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•
“
initial public offering
” is to the initial public offering of 17,250,000 units, including the issuance of 2,250,000 units as a result of the underwriters’ exercise of their over-allotment option, which offering was consummated on November 20, 2020;

•	“ initial shareholders ” are to our sponsor and each other holder of founder shares upon the consummation of our initial public offering;

•	“ ordinary shares ” are to our Class A ordinary shares and our Class B ordinary shares;

•	“ our founding team ” are to our executive officers and directors;

•	“ private placement warrants ” are to the warrants issued to our sponsor, if any;

•
“
public shareholders
” are to the holders of our public shares, including our sponsor and founding team to the extent our sponsor and/or members of our founding team purchase public shares, provided that our sponsor’s and each member of our founding team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“ public shares ” are to our Class A ordinary shares; and

•	“ sponsor ” are to Population Health Investment Holding, Inc., a Cayman Islands exempted company.
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

Prior to founding The Medicines Company, Dr. Meanwell held executive positions of increasing responsibility at Roche Holding AG, the Swiss-headquartered global pharmaceutical company, ultimately rising to Director and Senior Vice President. At Roche, Dr. Meanwell led the clinical development of Neupogen
®
in a partnership with Amgen Inc., including authoring clinical sections of the FDA biologics license application and a European marketing authorization for the product, and leading the medical marketing of Neupogen in Roche territories. Neupogen and its long-acting analogue, Neulasta
®
, became standard treatments in a range of oncology patients and have achieved aggregate global sales of more than $110 billion—among the largest in the history of the industry. In 1990, Roche acquired a majority stake in Genentech Inc. and subsequently, Dr. Meanwell was appointed as one of two Roche executives to coordinate with Genentech leaders the joint management of the portfolio of products discovered and developed by Genentech, including Roche’s election to commercialize them. Also at Roche, Dr. Meanwell led a multi-year initiative to re-engineer global product development, devising ways of working for multidisciplinary global project teams, and a range of systems and tools to enable drug development efficiency, quality and commercial relevance. When Roche acquired Syntex Corporation in 1994, Dr. Meanwell was appointed Senior Vice President of Roche Biosciences in Palo Alto, California and made responsible for the worldwide restructuring and integration of the two companies’ research and development organizations. During that time, he also oversaw the development of drugs which were discovered at Syntex and then became central to Roche’s global portfolio.
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
1.
Long track record of biopharmaceutical industry expertise
. Our co-founders and management team, supported by our board of directors, bring a uniquely distinguished track record in a range of operational and strategic leadership capacities that we believe provide us with a strong competitive advantage and will be uniquely valuable for a broad range of potential target companies. These capabilities include:

•
Executive leadership and board governance
. Our co-founders bring a combined over 60 years of leadership experience of the biopharmaceutical industry, chairing boards of directors, overseeing corporate strategy devising and implementing restructuring initiatives, alongside major cultural and performance transformations impacting thousands of colleagues.

•
Highly efficient, high-quality life sciences product development
. Our founders have extensive experience overseeing R&D portfolio decisions and resourcing. Dr. Meanwell brings over 30 years of hands-on experience in drug development, designing, directing and reporting complex multidisciplinary programs including animal pharmacology, toxicology, manufacturing development, human pharmacology and clinical trials—including large phase III and IV studies. At The Medicines Company alone, more than 20 large-scale trials enrolled an aggregate of more than 90,000 patients, and led to 25 peer-reviewed publications in leading medical journals and eight new drug approvals by the FDA, with a 100% Phase III success rate. The inclisiran program enrolled over 18,000 patients, delivered multiple top-tier peer-reviewed articles, and was conducted at a total capital outlay 50-70% below industry benchmarks for similar programs.

•
Advanced manufacturing development and supply chain management
. Dr. Meanwell oversaw pioneering work in large-scale manufacturing development and production of peptides, and of oligonucleotides at The Medicines Company and led regulatory activities which included Roche manufacturing. Mr. Read oversaw one of the largest manufacturing and supply chain operations in the pharmaceutical industry.

•
Deep regulatory expertise
. During Dr. Meanwell’s tenure as Global Head of Regulatory affairs at Roche, and subsequently during his leadership of The Medicines Company, he oversaw effective engagement with life sciences regulators in the United States, European Union, United Kingdom, Japan, China, and other major markets, including numerous new drug approvals. Dr. Meanwell was an ad hoc advisor to President Obama’s PCAST review of FDA organization and operations.

•
Innovative commercialization and payer relationships
. Mr. Read has overseen commercialization of some of the largest pharmaceutical products in history. His deep experience and relationships with leaders of global payers and health systems will be available to a target as a resource. Dr. Meanwell, Mr. Visioli, Mr. Bernard, and Mr. Cox collaboratively conceived, created, and negotiated a substantial, first-of-its-kind market access agreement with the NHS England to treat at least 300,000 patients per year with inclisiran after its approval and to perform a 40,000 patient cardiovascular outcomes trial (to be conducted at unprecedented levels of efficiency through NHS England), and a landmark manufacturing development agreement. This agreement provided a novel framework for a large health system to pre-commit to commercial supply in advance of approval.

•
Corporate development and deal-making
. Mr. Read’s industry-leading experience overseeing and architecting $88 billion in acquisition and divestiture deals will be a uniquely valuable resource to potential target companies which may seek collaborations with large pharmaceutical companies as a means of unlocking shareholder value. Dr. Meanwell led significant buy-and-build activities as a core strategy of The Medicines Company. We believe their experiences and perspectives are synergistic with our management team’s recent experience operationalizing a $9.7 billion exit for shareholders of The Medicines Company.

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
3.
Deal access and deal cultivation expertise
. We believe that the extensive relationships of our founders, management team and board of directors with biopharmaceutical industry executives, biotechnology entrepreneurs, venture capitalists and private equity executives, and academic and public sector leaders will provide ample access to attractive target opportunities, many of which will be proprietary and/or unavailable to other potential acquirers.
4.
M&A and financing experience
. Our founders and management team, supported by our board of directors, bring a combined over $400 billion in structuring, negotiating, and executing M&A and related financing or investment transactions. We believe this experience positions us to effectively source, design and consummate a transaction on attractive terms for our shareholders.
Market and industry opportunity
Our focus will be on the therapeutics sector of healthcare in the United States and other developed countries. We believe the therapeutics sector, particularly the biotech sector, represents an enormous, growing market with a large number of potential target opportunities, backed by several major trends:

•
Rising healthcare costs
. Total U.S. health expenditures currently exceed $3.6 trillion, and the Centers for Medicare and Medicaid Services has projected that total healthcare spending will grow at a 5.4% per year until 2028, when they are predicted to reach $6.2 trillion, or approximately 20% of U.S. Gross Domestic Product. We believe that the secular growth in healthcare is driven by underlying factors that will continue to foster market expansion and, therefore, investment opportunities—particularly in technologies that can improve the overall return on healthcare investment for society.

•
Shift from fee-for-service to outcomes-based payment models
. We believe that the U.S. healthcare market is in the midst of a broad shift from paying for activities and inputs to paying for outcomes, and that this shift will accelerate demand for new kinds of therapeutic solutions that deliver reliable, quantifiable outcomes and improve the cost/quality dynamic at a population level. We believe this shift will also drive increased focus on therapeutic attributes not traditionally considered in clinical development—including adherence, patient satisfaction, and reductions in waste and medical errors. Finally, we believe that expanded focus on the social determinants of health, and on inequalities of healthcare outcomes, will drive demand for differentiated therapeutic solutions that affordably and equitably distribute therapeutic benefit in a real-world setting.

•
Expanded role of payers (insurers, employers and consumers) in therapeutic choices
. While medical doctors will continue to manage frontline care, we believe their scope of decision-making is diminishing as expectations of higher quality and greater efficiency of care grow. Consumer awareness of healthcare costs, demands for better performance from employer sponsors, and expanded capitation schemes in Medicare mean that payers need greater coordination with therapeutic innovators before new products come to market, and greater input into shaping and prioritizing development-stage therapeutics.

•
Shift toward external innovation in pharmaceutical R&D
. Over recent years, the pharmaceutical industry has increasingly shifted its research and development strategy towards external innovation through in-licensing transactions and strategic acquisitions. In 2019, biotechnology mergers and acquisitions, or M&A, totaled $217.2 billion according to EvaluatePharma. We believe that large pharmaceutical companies will continue to externalize innovation to build capabilities and drive growth.

•
Increased pace of global regulatory approvals
. In addition to the considerable innovation capital being deployed, regulators worldwide are coordinating their work and accelerating their processes of product review. For example, the U.S. Food and Drug Administration, or FDA, is taking steps to streamline its approval processes and facilitate new approaches to bring product to market more efficiently. Near-simultaneous regulatory submissions in the U.S., Europe, Japan and China are becoming normal practice, accelerating uptake of innovative therapeutics. Furthermore, private companies are partnering with the FDA and other government agencies to find innovative solutions to address the cost and quality challenges of clinical research. The number of new molecular entities approved by the FDA’s Center for Drug Evaluation and Review has increased substantially over the last 10 years from 24 in 2008 to 48 in 2019, after hitting a peak of 59 in 2018.

•
Impact of COVID-19 responses on innovation in healthcare ecosystem
. We believe the global COVID-19 pandemic has reinforced the critical role of the biopharmaceutical industry in society, and accelerated a number of important, positive trends for value creation in the industry, notably: 1) coordination and acceleration of research and development from discovery to human testing; 2) improved efficiency and quality of manufacturing, particularly for complex molecules; 3) a validation of innovative methods for highly efficient, fast-recruiting, large-scale clinical trials; 4) an ongoing shift in the regulatory environment in favor of streamlined, sometimes provisional, approvals and innovative development strategies; and 5) a shift toward commercial pre-commitments from major government and health systems for drug candidates that create substantial value for public health, in exchange for favorable pricing and guaranteed volume.

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
Finally, we believe that there are many benefits for private healthcare companies, particularly private biotech companies, to become publicly traded, including greater access to capital, a broader investor base, and greater market awareness. The complexity of executing an initial public offering at a critical strategic juncture can create substantial risks, however, which we believe makes acquisition by a special-purpose acquisition company led by a trusted, respected management team a preferred method of accessing the public markets due to increased deal certainty, transparency and efficiency. We also believe that the ability of a target company’s management to immediately leverage the deep and demonstrated sector expertise of our founders and management team is an advantage in sourcing opportunities and will create compelling opportunities for value creation after the initial business combination.
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

•
Potential for substantial impact in population health
. We believe a disproportionate share of the most attractive long-term opportunities in the biopharmaceutical pipeline are in technologies that bring differentiated solutions to the leading preventable causes of morbidity and mortality for major governments and health systems. We believe these opportunities will also align with the objectives of a growing number of investors interested in environmental, social, governance (“
ESG
”) issues.

•
Attractive valuation and path to near-term value creation
. We are seeking to acquire a business at an attractive valuation, with a clear path for further de-risking of one or more pivotal technologies, to unlock near-to-medium term market value. We are seeking to stabilize the capital structure of the acquired business, inclusive of debt, in a manner that is conservative and aligned to the medium-to-long-term objectives of the business.

•
Manageable clinical development risk
. We generally prioritize targets whose technology has already achieved clinical proof of concept and reflects clear-cut anticipated biopharmaceutical effects. We believe our founders’ and management team’s operational experience selecting and developing assets, along with our expert networks in industry and among opinion leaders in medicine and academia, position us to effectively assess scientific and clinical risk for new biopharmaceutical product candidates.

•
Ability of our founders, management team, and PHP to unlock value
. We prioritize businesses where our operating expertise and networks are disproportionately poised to unlock value—for example, businesses that would benefit from operationalizing large-scale late-stage clinical trials or entering into population-scale agreements with major payers or health systems. Our goal is to acquire a business that will be substantially more valuable as a public entity with our founders and management team involved than it would be in a comparable transaction with a purely financial acquirer.

•
Value to consumers, global payers and health systems
. We prioritize therapeutics that can meet or exceed increasing global expectations for value in healthcare by delivering better overall outcomes and improved cost performance. We will leverage PHP’s and our founders’ relationships with payer and health system leaders as an important source of input in validating and conducting diligence on targets in this regard.

•	Target management team . We view target management teams in two broad categories:
1.
Targets with well-qualified, effective management teams open to support from PHP
. Our priority will be to acquire businesses with a strong leadership team whose incentives are aligned to those of our equity-holders, and who would also benefit from our expertise and network. We view this as the most likely scenario.
2.
Targets with management teams that require augmentation or a ground-up rebuild
. An advantage of the network and operational capabilities of our founders and PHP is our ability to rapidly stand-up an industry-leading operational capability, if relevant and accretive to an attractively-priced transaction. We view this scenario as less likely.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the Securities and Exchange Commission ( “SEC”).
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
Status as a Public Company
We believe our structure will make us an attractive business combination partner to partner businesses. As an existing public company, we offer a partner business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the partner business may, for example, exchange their capital stock, shares or other equity interests in the partner business for our Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”) (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe partner businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.
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
Financial Position
With funds available for a business combination immediately after our initial public offering in the amount of $172,500,000, exclusive of funds held outside the trust account to meet our expected working capital requirements and after payment of the expenses of our initial public offering and before the payment of $6,037,500 of deferred underwriting fees, we offer a partner business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partner business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
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

•
The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering (that is no later than November 20, 2022), may give potential partner businesses leverage over us in negotiating an initial business combination.

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

Risks Relating to Our Structure and Operations
The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering (that is no later than November 20, 2022) may give potential partner businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination partners, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
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

These and other factors could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if a resolution of the company’s shareholders is passed pursuant to the Companies Law of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless.
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
On September 17, 2020, our sponsor paid $25,000, or approximately $0.0058 per share, to cover for certain offering costs in consideration for 4,312,500 founder shares. On January 20, 2021, our sponsor transferred 258,750 founder shares to independent directors in connection with their election to the Company’s board of directors and other external advisors for an aggregate amount of $1,500, or approximately $0.0058 per share. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 3,633,333 warrants, at a price of $1.50 per warrant in a private placement which occurred concurrently with the closing of our initial public offering, for an aggregate purchase price of $5,450,000. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the private placement warrants (and the underlying securities) will expire worthless. In addition, because of the $0.0058 per share purchase price paid by our sponsor for each founder share, an initial business combination resulting in a Class A Ordinary Share price that is even significantly less than the $10.00 per Class A Ordinary Share redemption price would still be a very favorable transaction for our sponsor. The personal and financial interests of our executive officers and directors may conflict with and influence their motivation in identifying and selecting a partner business combination and completing an initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. As part of such process, we identified a material weakness in our internal control over financial reporting, related to our inability to properly account for complex financial instruments. As a result, our management and our audit committee concluded that it was appropriate to restate certain previously issued financial statements during 2021.
A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
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
As a result, included on our balance sheets contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
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
Our sponsor and our affiliates own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Our sponsor, members of our sponsor’s board of advisors and each member of our founding team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shares voted at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 6,468,751 or 37.5%, of the 17,250,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor, members of our sponsor’s board of advisors and our founding team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.
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

Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.
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
Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 or other widespread health crises continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and potential variants and the actions to contain COVID-19 or treat its or their impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a partner business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and potential variants and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
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
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of an initial business combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. We currently have a mandatory liquidation date of November 20, 2022 to complete an initial business combination. Although we expect to complete an initial business combination on or prior to November 20, 2022, it is uncertain whether we will be able to do so. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate an initial business combination or our inability to continue as a going concern.
Our warrants are accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our shares of Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.
We account for our warrants as a “warrant liability.” At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our shares of Class A ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate a partnering transaction with a target business.
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
Our amended and restated memorandum and articles of association authorize the issuance of up to 300,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of March 21, 2022, there were 282,750,000 and 25,687,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount excludes shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

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
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this report captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“
IRS
”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would in any event be unavailable with respect to our warrants. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.
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
Of the net proceeds from our initial public offering and the sale of the private placement warrants, immediately after our initial public offering, $172,500,000 was available to complete our initial business combination (exclusive of funds held outside the trust account to meet our expected working capital requirements and after the payment of the expenses of our initial public offering and before the payment of $6,037,500 of deferred underwriting fees).
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
If (x) we issue additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (z) the volume-weighted average trading price of our Class A ordinary shares during the 10 trading day period starting on the trading day after the day on which we consummate our initial business combination (such price, the “
Market Value
”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $10.00 and $18.00 per share redemption trigger prices of the warrants will be adjusted (to the nearest cent) to be equal to 100% and 180% of the Market Value, respectively. This may make it more difficult for us to consummate an initial business combination with a partner business.
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
Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “
foreign action
”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “
enforcement action
”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
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
(b) Holders
On March 21, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, seven holders of record of our Class B ordinary shares and two holders of record of our warrants.
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
Item 6. [RESERVED]
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
Liquidity and Going Concern
At December 31, 2021, we had approximately $247,000 in cash and working capital deficit of approximately $195,000.
Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied by a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from our Sponsor pursuant to a promissory note (“Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of December 31, 2021, the Note remains outstanding. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution as well as a working deficit raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 20, 2022. Management continues to seek to complete a Business Combination prior to the mandatory liquidation date.
Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements included in this Report. The financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report. Further, the specific impact of this action on our financial condition, results of operations, and cash flows is also not determinable as of the date of this Report.
Results of Operations
Our entire activity from inception up to December 31, 2021 was in preparation for our formation and the preparation of our Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the year ended December 31, 2021, we had net income of approximately $5.9 million, which consisted of approximately $7.4 million in change in fair value of derivative warrant liabilities, approximately $36,000 in net gain from investments held in Trust Account, partially offset by approximately $1.5 million in general and administrative expenses.
For the period from September 11, 2020 (inception) through December 31, 2020, we had a net loss of approximately $2.1 million, which consisted of approximately $1.5 million loss from changes in fair value of derivative warrant liabilities, general and administrative expenses of approximately $249,000 and transaction costs – derivative liabilities of approximately $400,000, partly offset by approximately $200 of net gain from investments held in the Trust Account.

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

Critical Accounting Policies and Estimates
Investments Held in the Trust Account
Our portfolio of investments held in the trust account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and recognized at fair value. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events, Accordingly, at December 31, 2021 and 2020, 17,250,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity outside of the shareholders’ equity section of the Company’s balance sheet.
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
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with our Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement. The fair value of warrants issued in connection with the Company’s Initial Public Offering has subsequently been measured based on the listed market price of such warrants. As of December 31, 2021, the Company determined the fair value of the Private Placement Warrants by reference to the Public Warrants listed trading price. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrant, the Company determined that the fair of each Private Placement Warrants is equivalent to that of each Public Warrant.
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
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As of December 31, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering and Over-Allotment, respectively, included in the Trust Account, were invested in cash and may be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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

As of December 31, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of November 20, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.
This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the below.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Clive Meanwell	64	Co-Founder; Chief Executive Officer and Director
Ian Read	68	Co-Founder; Executive Chairman; Director
Chris Visioli	46	Chief Financial Officer
Chris Cox	56	Senior Vice President
Whit Bernard	37	Senior Vice President
Farah Champsi	60	Director
Clarke Futch	55	Director
Charles Homcy	71	Director
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
Prior to founding The Medicines Company, Dr. Meanwell held executive positions of increasing responsibility at Roche Holding AG, the Swiss-headquartered global pharmaceutical company, ultimately rising to Director and Senior Vice President. At Roche, Dr. Meanwell led the clinical development of Neupogen
®
in a partnership with Amgen Inc., including authoring clinical sections of the FDA biologics license application and a European marketing authorization for the product, and leading the medical marketing of Neupogen in Roche territories. Neupogen and its long-acting analogue, Neulasta
®
, became standard treatments in a range of oncology patients and have achieved aggregate global sales of more than $110 billion—among the largest in the history of the industry. In 1990, Roche acquired a majority stake in Genentech Inc. and subsequently, Dr. Meanwell was appointed as one of two Roche executives to coordinate with Genentech leaders the joint management of the portfolio of products discovered and developed by Genentech, including Roche’s election to commercialize them. Also at Roche, Dr. Meanwell led a multi-year initiative to re-engineer global product development, devising ways of working for multidisciplinary global project teams, and a range of systems and tools to enable drug development efficiency, quality and commercial relevance. When Roche acquired Syntex Corporation in 1994, Dr. Meanwell was appointed Senior Vice President of Roche Biosciences in Palo Alto, California and made responsible for the worldwide restructuring and integration of the two companies’ research and development organizations. During that time, he also oversaw the development of drugs which were discovered at Syntex and then became central to Roche’s global portfolio.
Dr. Meanwell co-founded Population Health Partners (“
PHP
”) in May 2020 as an investment company supported by proprietary drug development and payer engagement platforms, with a goal of harnessing his decades of drug development experience into an entity with the breadth and flexibility to contribute to scientific, regulatory and commercial de-risking for a wide range of innovative medical therapeutics.
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
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 21, 2022 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares; and

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 17,250,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 4,312,500 Class B ordinary shares outstanding as of March 21, 2022. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Population Health Investment Holding, Inc. (our sponsor) (2)	4,053,750	94.0%	—	—	18.8%
Maverick Capital, Ltd. and affiliates (3)	—	—	1,185,260	6.9%	5.5%
Sculptor Capital LP (4)	—	—	979,526	5.7%	4.5%
Levin Capital Strategies, L.P. (5)	—	—	1,803,810	10.5%	8.4%
Clive Meanwell (6)	—	—	—	—	—
Ian Read (6)	—	—	—	—	—
Whit Bernard (6)	—	—	—	—	—
Farah Champsi (6)	—	—	—	—	—
Clarke Futch	—	—	—	—	—
Charles Homcy	43,125	1.0%	—	—	*
Chris Cox (6)	43,125	1.0%	—	—	*
Chris Visioli (6)	43,125	1.0%	—	—	*
All officers and directors as a group (eight individuals) (6)	129,375	3.0	—	—	*

*	Less than one percent.
(1)	Except as otherwise noted, the business address of each of the following entities and individuals is One World Financial Center, New York, New York 10281.
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

(3)
Based on a Schedule 13G filed on February 14, 2022 by Maverick Capital, Ltd., a Texas limited partnership (“Maverick”), Maverick Capital Management, LLC, and Lee S. Ainslie III, 1900 N. Pearl Street, 20th Floor, Dallas, Texas 75201. Maverick may be deemed to be the beneficial owner of 1,185,260 Class A ordinary shares, over which it has shared investment and voting power.

(4)
Based on a Schedule 13G filed on February 2, 2022 by Sculptor Capital LP, a Delaware limited partnership (“Sculptor”), Sculptor Capital II LP, Sculptor Capital Holding Corp., Sculptor Capital Holding II LLC, Sculptor Capital Management, Inc., Sculptor Master Fund, Ltd., Sculptor Special Funding, LP, Sculptor Credit Opportunities Master Fund, Ltd., Sculptor SC II LP, Sculptor Enhanced Master Fund, Ltd., 9 West 57 Street, 39 Floor, New York, NY 10019. Sculptor may be deemed to be the beneficial owner of 979,526 Class A ordinary shares, over which it has shared investment and voting power.

(5)
Based on a Schedule 13G filed on February 14, 2022 by Levin Capital Strategies, L.P. (“Levin Capital”), Levin Capital Strategies GP, LLC, LCS, LLC and John A. Levin, 767 Fifth Avenue, 21st Floor, New York, New York 10153. Levin may be deemed to be the beneficial owner of 1,803,810 Class A ordinary shares, over which it has shared investment and voting power.

(6)	Does not include any shares indirectly owned by these individuals as a result of his or her ownership interest in our sponsor.
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
On September 17, 2020, our sponsor paid $25,000, or approximately $0.0058 per share, to cover for certain offering costs in consideration for 4,312,500 founder shares. On January 20, 2021, our sponsor transferred 258,750 founder shares to independent directors in connection with their election to the Company’s board of directors and other external advisors for an aggregate amount of $1,500, or approximately $0.0058 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit for the year ended December 31, 2021 and financial statements for the period from September 11, 2020 (inception) through December 31, 2020 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020 including the services rendered in connection with our initial public offering, totaled $122,790 and $71,645, respectively.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the year ended December 31, 2021 financial statements and of the period from September 11, 2020 (inception) through December 31, 2020 financial statements and are not reported under “Audit Fees.” For the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020, WithumSmith+Brown, PC did not render such services.

Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020, we WithumSmith+Brown, PC did not render such services.
All Other Fees
. All other fees consist of fees billed for all other services. For the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020, WithumSmith+Brown, PC did not render any of these other services.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits
We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of November 17, 2020, between the Company and J.P. Morgan Securities LLC as representatives of the underwriters.(3)

3.1	Amended and Restated Memorandum and Articles of Association.(3)

4.1	Form of Specimen Unit Certificate.(1)

4.2	Form of Specimen Ordinary Share Certificate.(1)

4.3	Form of Specimen Warrant Certificate.(1)

4.4	Description of Securities.(4)

4.5	Warrant Agreement, dated as of November 17, 2020, between the Company and Continental Stock Transfer & Trust Company.(3)

10.1	Amended and Restated Promissory Note, dated as of January 1, 2022, issued to the Sponsor. *

10.2	Securities Subscription Agreement, dated as of September as of 17, 2020, between the Registrant and the Sponsor.(1)

10.3	Investment Management Trust Agreement, dated as of November 17, 2020, between the Company and Continental Stock Transfer & Trust Company.(3)

10.4	Registration and Shareholder Rights Agreement, dated as of November 17, 2020, between the Company and the Sponsor.(3)

10.5	Private Placement Warrants Purchase Agreement, dated as of November 17, 2020, between the Company and the Sponsor.(3)

10.6	Letter Agreement, dated as of November 17, 2020, by and among the Company, the Sponsor and each director and officer of the Company.(3)

10.7	Indemnification Agreement, dated as of November 17, 2020, between the Company and Clive Meanwell.(4)

10.8	Indemnification Agreement, dated as of November 17, 2020, between the Company and Clarke Futch.(4)

10.9	Indemnification Agreement, dated as of November 17, 2020, between the Company and Charles Homcy.(4)

10.10	Indemnification Agreement, dated as of November 17, 2020, between the Company and Ian Read.(4)

10.11	Indemnification Agreement, dated as of November 17, 2020, between the Company and Farah Champsi. (4)

10.12	Indemnification Agreement, dated as of November 18, 2020, between the Company and Christopher Cox.(4)

10.13	Indemnification Agreement, dated as of November 18, 2020, between the Company and Christopher Visioli.(4)

10.14	Indemnification Agreement, dated as of November 18, 2020, between the Company and Whit Bernard.(4)

Exhibit No.	Description
14.1	Code of Business Conduct and Ethics.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on October 30, 2020.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on November 12, 2020.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 20, 2020.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
March 30, 2022

POPULATION HEALTH INVESTMENT CO., INC.

By:	/s/ Clive Meanwell
Name:	Clive Meanwell
Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Clive Meanwell	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2022
Clive Meanwell

/s/ Chris Visioli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2022
Clive Meanwell

/s/ Ian Read	Executive Chairman and Director	March 30, 2022
Ian Read

/s/ Farah Champsi	Director	March 30, 2022
Farah Champsi

/s/ Clarke Futch	Director	March 30, 2022
Clarke Futch

/s/ Charles Homcy	Director	March 30, 2022
Charles Homcy

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheet as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Population Health Investment Co., Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Population Health Investment Co., Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by November 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 30, 2022
PCAOB ID Number 100

POPULATION HEALTH INVESTMENT CO., INC.
BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash	$247,444	$681,243
Prepaid expenses	400,482	860,685

Total current assets	647,926	1,541,928
Investments and cash held in Trust Account	172,536,317	172,500,227

Total Assets	$173,184,243	$174,042,155

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$29,583	$78,315
Accrued expenses	513,360	70,000
Note payable - related party	300,000	300,000

Total current liabilities	842,943	448,315
Deferred underwriting commissions	6,037,500	6,037,500
Derivative warrant liabilities	4,879,330	12,234,170
Due to related party	246,938	—

Total liabilities	12,006,711	18,719,985
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at $10.00 per share redemption value at December 31, 2021 and 2020	172,500,000	172,500,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2021 and 2020	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2021 and 2020	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 shares issued and outstanding at December 31, 2021 and 2020	431	431
Additional paid-in capital	—	—
Accumulated deficit	(11,322,899)	(17,178,261)

Total shareholders’ deficit	(11,322,468)	(17,177,830)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$173,184,243	$174,042,155

The accompanying notes are an integral part of these financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2021	For The Period From September 11, 2020 (Inception) Through December 31, 2020
General and administrative expenses	$1,535,568	$248,932

Loss from operations	(1,535,568)	(248,932)
Other income (loss)
Change in fair value of derivative warrant liabilities	7,354,840	(1,452,940)
Transaction costs - derivative warrant liabilities	—	(400,930)
Net gain from investments held in Trust Account	36,090	227

Net income (loss)	$5,855,362	$(2,102,575)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	17,250,000	6,834,906

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.27	$(0.19)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	4,312,500	3,972,877

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.27	$(0.19)

The accompanying notes are an integral part of these financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - September 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,200,030	—	1,200,030

Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,224,599)	(15,075,686)	(16,300,285)
Net loss	—	—	—	—	—	(2,102,575)	(2,102,575)
Balance - December 31, 2020	—	$—	4,312,500	$431	$—	$(17,178,261)	$(17,177,830)
Net income	—	—	—	—	—	5,855,362	5,855,362

Balance - December 31, 2021	—	$—	4,312,500	$431	$—	$(11,322,899)	$(11,322,468)

The accompanying notes are an integral part of these financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2021	For The Period From September 11, 2020 (inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$5,855,362	$(2,102,575)
Adjustments to reconcile net income (loss) to net cash used in operating activities:	—	—
Net gain from investments held in Trust Account	(36,090)	(227)
Change in fair value of derivative warrant liabilities	(7,354,840)	1,452,940
Transaction costs - derivative warrant liabilities	—	400,930
Changes in operating assets and liabilities:	—	—
Prepaid expenses	460,203	(860,685)
Accounts payable	(48,732)	78,315
Accrued expenses	443,360	—
Due to related party	246,938	—

Net cash used in operating activities	(433,799)	(1,031,302)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(172,500,000)

Net cash used in investing activities	—	(172,500,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	—	300,000
Proceeds received from initial public offering, gross	—	172,500,000
Proceeds received from private placement	—	5,450,000
Offering costs paid	—	(4,037,455)

Net cash provided by financing activities	—	174,212,545

Net change in cash	(433,799)	681,243
Cash - beginning of the period	681,243	—

Cash - end of the period	$247,444	$681,243

Supplemental disclosure of non-cash investing and financing activities:
Offering costs paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$25,000
Offering costs included in accrued expenses	$—	$70,000
Deferred underwriting commissions	$—	$6,037,500
The accompanying notes are an integral part of these financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO FINANCIAL STATEMENTS – AS RESTATED
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
At December 31, 2021, the Company had not yet commenced operations. All activity for the period from September 11, 2020 (inception) through December 31, 2021 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments held in the Trust Account (as defined below).
The Company’s sponsor is Population Health Investment Holding, Inc., a Cayman Islands exempted company, (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 17, 2020. On November 20, 2020, the Company consummated its Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including 2,250,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $10.2 million, inclusive of approximately $6.0 million in deferred underwriting commissions (Note
5
).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 3,633,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $5.5 million (Note
4
).
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the partner or otherwise acquires a controlling interest in the partner sufficient for it not to be required to register as an investment company under the Investment Company Act
.

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note
5
). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note
4
) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The Sponsor, officers and directors agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to its deferred underwriting commission (see Note
5
) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective partner business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective partner businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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
Liquidity and Going Concern
As of December 31, 2021, the Company had approximately $247,000 in its operating bank accounts and a working capital deficit of approximately
$195,000
.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of December 31, 2021, the Note remains outstanding. On January 1, 2022, the Note was amended to allow for prepayment at any time or to became payable the earlier of (i) November 1, 2022 or (ii) the date on which the Company consummate its initial Business Combination. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution, as well as a working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 20, 2022. Management continues to seek to complete a Business Combination prior to the mandatory liquidation date.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2021 and 2020.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and recognized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of
$250,000
, and any cash held in the Trust Account. At December 31, 2021 and 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair
Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.
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

F-1
0

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
The warrants issued in connection with its Initial Public Offering (“the Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Company’s Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model. The fair value of warrants issued in connection with the Company’s Initial Public Offering has subsequently been measured based on the listed market price of such warrants. As of December 31, 2021, the Company determined the fair value of the Private Placement Warrants by reference to the Public Warrants listed trading price. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrant, the Company determined that the fair of each Private Placement Warrants is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence respectively of uncertain future events. Accordingly, at December 31, 2021 and 2020,

17,250,000
shares of Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s balance sheet.
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

F-1
1

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For The Year Ended December 31, 2021		For The Period From September 11, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	4,684,290	1,171,072	(1,329,681)	(772,894)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	4,312,500	6,834,906	3,972,877

Basic and diluted net income (loss) per ordinary share	$0.27	$0.27	$(0.19)	$(0.19)

Recent Accounting Pronouncements
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

F-1
2

NOTE 4. RELATED PARTY TRANSACTIONS
Founder Shares
On September 17, 2020, the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”).

Up to 562,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 20, 2020, the underwriters exercised their over-allotment option; thus, these Founder Shares were no longer subject to forfeiture. In January 2021, the Sponsor transferred 43,125 Founder Shares to each of its independent directors.
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
Sponsor Loan
On September 17, 2020, the Sponsor agreed to loan the Company up to
 $300,000
to cover expenses related to the Initial Public Offering pursuant to a promissory note, which was later amended on November 20, 2020 (the “Note”). This loan is non-interest bearing. On January 1, 2022, the Note was amended to allow for prepayment at any time or to became payable the earlier of (i) November 1, 2022 or (ii) the date on which the Company consummate its initial Business Combination. As of December 31, 2021 and 2020,
the Company has
$300,000
outstanding under the Note. The Note still remains outstanding to date and is due on demand. The facility is no longer available to be drawn.
Due to Related Party
During the year ended December 31, 2021, the Sponsor incurred approximately $247,000 in advisory services on behalf of the Company’s search for a prospective Business Combination. Pursuing to a letter agreement between the Company and the Sponsor, the amount is payable within 30 days of the initial Business Combination. If the Company does not consummate a Business Combination on or prior November 19, 2022, the Company will not be required to pay.
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
per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, there were no
Working Capital Loans outstanding.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Report.
NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of December 31, 2021 and 2020, the Company has
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

F-1
3

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
,
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

The Company will not redeem the warrants as described above unless an effectiv
e registr
ation statement under the Securities Act covering the Cl
ass A ordinary shares issuable upon exercise of the w
ar
rants is
effective and a current pro
spectus relating to those Cl
ass A ordinary shares is available throughout
the
30
-
day redemption period. Any such exercise would not be on a “cashless” basis and would require the exercising warrant holder to pay the exercise price for each warrant being exercised.

F-1
4

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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders; and

•
if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), then the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants as described above
. The “fair market value” of the Class A ordinary shares shall mean the volume-weighted average price of Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

F-1
5

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

300,000,000
ordinary shares with a par value of
 $0.0001
per share. Holder of the Company’s Class A ordinary shares are entitled to one
vote for each share. As of December 31, 2021 and 2020, there were
 17,250,000
Class A ordinary shares outstanding, all of which were subject to possible redemption.
Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$172,500,000
Less:
Fair value of Public Warrants at issuance	(6,531,260)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,769,025)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	16,300,285

Class A ordinary shares subject to possible redemption	$172,500,000

F-1
6

NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares -
 The Company
 is authorized to issue
1,000,000
preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2021 and 2020, there were

no
preference shares issued or outstanding.
Class A Ordinary Shares -
 The Company
 is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share.

As of December 31, 2021 and 2020, there were
 17,250,000
Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and classified as temporary equity (See Note 7).
Class B Ordinary Shares -
 The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$172,555,824	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$2,990,000	$—	$—
Derivative warrant liabilities - Private	$—	$1,889,330	$—

(1)	Exclude $494 of cash balance held within the Trust Account
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in the Trust Account - Money market funds	$172,500,227	$—	$—
Liabilities :
Derivative warrant liabilities	$—	$—	$12,234,170
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
Level 1 assets instruments include investments in U.S. Treasury Bills at December 31, 2021 and mutual funds invested in government securities at December 31, 2020. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of these investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Company’s Initial Public Offering has subsequently been measured based on the listed market price of such warrants since January 2021. As of December 31, 2021, the fair value of the Private Placement Warrants has been estimated by reference to the listed trading price of the Public Warrants price at December 31, 2021, a Level 2 measurement. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrant, the Company determined that the fair of each Private Placement Warrants is equivalent to that of each Public Warrant.
For the year ended December 31, 2021, the Company recognized income of approximately $7.4 million resulting from a decrease in the fair value of the warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations. For the period from September 11, 2020 (inception) through December 31, 2020, the Company recognized a loss of $1.5 million from an increase in the fair value of the warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.
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
rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2020
Volatility	20.0%
Stock price	$10.02
Expected life of the options to convert	5.84
Risk-free rate	0.48%
Dividend yield	0.0%
The change in the fair value of the Level 3 derivative warrant liabilities for the year ended December 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$12,234,170
Change in fair value of derivative warrant liabilities	(613,410)
Transfer of Public Warrants out of Level 3 to Level 1	(7,442,430)
Transfer of Private Warrants out of Level 3 to Level 2	(4,178,330)
Level 3 - Derivative warrant liabilities at December 31, 2021	$—

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.