Form 10-Q
period 2022-03-31
Population Health Investment Co., Inc.
filed 2022-05-16
CIK 1825724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Registrant’s telephone number, including area code: (212)
993-3113
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
As of May 12, 2022,
 17,250,000 shares of Class A ordinary shares, par value $0.0001 per share, and 4,312,500 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Population Health Investment Co., Inc.
Quarterly Report on Form
10-Q

i

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements.
POPULATION HEALTH INVESTMENT CO., INC.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$130,416	$247,444
Prepaid expenses	330,993	400,482

Total current assets	461,409	647,926
Investments held in Trust Account	172,525,999	172,536,317

Total Assets	$172,987,408	$173,184,243

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$58,181	$29,583
Accrued expenses	559,575	513,360
Note payable - related party	300,000	300,000

Total current liabilities	917,756	842,943
Deferred underwriting commissions	6,037,500	6,037,500
Derivative warrant liabilities	2,721,170	4,879,330
Due to related party	246,938	246,938

Total liabilities	9,923,364	12,006,711

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	172,500,000	172,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(9,436,387)	(11,322,899)

Total shareholders’ deficit	(9,435,956)	(11,322,468)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$172,987,408	$173,184,243

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2022	2021
General and administrative expenses	$261,330	$359,976

Loss from operations	(261,330)	(359,976)
Other income (expense)
Change in fair value of derivative warrant liabilities	2,158,160	2,142,500
Net gain (loss) from investments held in Trust Account	(10,318)	2,548

Net income	$1,886,512	$1,785,072

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	17,250,000	17,250,000

Basic and diluted net income per share, Class A ordinary shares	$0.09	$0.08

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	4,312,500	4,312,500

Basic and diluted net income per share, Class B ordinary shares	$0.09	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For The Three Months Ended March 31, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	4,312,500	$431	$—	$(11,322,899)	$(11,322,468)
Net income	—	—	—	—	—	1,886,512	1,886,512

Balance - March 31, 2022 (Unaudited)	—	$—	4,312,500	$431	$—	$(9,436,387)	$(9,435,956)

For The Three Months Ended March 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	4,312,500	$431	$—	$(17,178,261)	$(17,177,830)
Net income	—	—	—	—	—	1,785,072	1,785,072

Balance - March 31, 2021 (Unaudited)	—	$—	4,312,500	$431	$—	$(15,393,189)	$(15,392,758)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,886,512	$1,785,072
Adjustments to reconcile net income to net cash used in operating activities:
Net loss (gain) from investments held in Trust Account	10,318	(2,548)
Change in fair value of derivative warrant liabilities	(2,158,160)	(2,142,500)
Changes in operating assets and liabilities:
Prepaid expenses	69,489	78,110
Accounts payable	28,598	(63,795)
Accrued expenses	46,215	178,500

Net cash used in operating activities	(117,028)	(167,161)

Net change in cash	(117,028)	(167,161)

Cash - beginning of the period	247,444	681,243

Cash - end of the period	$130,416	$514,082

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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
At March 31, 2022, the Company had not yet commenced operations. All activity for the period from September 11, 2020 (inception) through March 31, 2022 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income earned on investments held in the Trust Account (as defined below).
The Company’s sponsor is Population Health Investment Holding, Inc., a Cayman Islands exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 17, 2020. On November 20, 2020, the Company consummated its Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including 2,250,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $172.5 million, and incurring offering costs of approximately $10.2 million, inclusive of approximately $6.0 million in deferred underwriting commissions (Note 5).
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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $130,000 in its operating bank accounts and a working capital deficit of approximately $456,000.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of March 31, 2022, the Note remains outstanding. On January 1, 2022, the Note was amended to allow for prepayment at any time or to became payable the earlier of (i) November 1, 2022 or (ii) the date on which the Company consummate its initial Business Combination. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Accordingly, they do not include all of the information and footnotes required in the annual audited financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 30, 2022. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 30, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and recognized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000, and any cash held in the Trust Account. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets except for the derivative warrant liabilities (see Note 9).

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The warrants issued in connection with its Initial Public Offering (“the Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The fair value of warrants issued in connection with the Company’s Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model. The fair value of warrants issued in connection with the Company’s Initial Public Offering has subsequently been measured based on the listed market price of such warrants. As of March 31, 2022 and December 31, 2021, the Company determined the fair value of the Private Placement Warrants by reference to the Public Warrants listed trading price. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrant, the Company determined that the fair of each Private Placement Warrants is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions are non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence respectively of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 17,250,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 9,383,333 Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For The Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,509,210	$377,302	$1,428,058	$357,014
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.08	$0.08

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Sponsor Loan
On September 17, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, which was later amended on November 20, 2020 (the “Note”). This loan is non-interest
bearing. On January 1, 2022, the Note was amended to allow for prepayment at any time or to became payable the earlier of (i) November 1, 2022 or (ii) the date on which the Company consummate its initial Business Combination. As of March 31, 2022 and December 31, 2021, the Company has $300,000 outstanding under the Note. The Note still remains outstanding to date and is due on demand. The facility is no longer available to be drawn.
Due to Related Party
As of March 31, 2022 and December 31, 2021, the Sponsor incurred approximately $247,000 in advisory services on behalf of the Company’s search for a prospective Business Combination. Pursuing to a letter agreement between the Company and the Sponsor, the amount is payable within 30 days of the initial Business Combination. If the Company does not consummate a Business Combination on or prior November 19, 2022, the Company will not be required to pay.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into private placement warrants at a price of $1.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a partner company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of March 31, 2022 and December 31, 2021, the Company has 5,750,000 and 3,633,333, respectively of Public Warrants and Private Placement Warrants, respectively, outstanding.
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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

•
if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”).The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30-day
redemption period. Any such exercise would not be on a “cashless” basis and would require the exercising warrant holder to pay the exercise price for each warrant being exercised.

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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted per share subdivisions, share dividends, reorganizations, recapitalizations and the like) on the trading day before the Company sends the notice of redemption to the warrant holders; and

•
if the Reference Value is less than $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), then the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants as described above.The “fair market value” of the Class A ordinary shares shall mean the volume-weighted average price of Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 17,250,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$172,500,000
Less:
Fair value of Public Warrants at issuance	(6,531,260)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,769,025)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	16,300,285

Class A ordinary shares subject to possible redemption	$172,500,000

NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares -
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 17,250,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and classified as temporary equity (See Note 7).
Class
 B Ordinary Shares
-The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding.
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money Market Fund	$223
Investments held in Trust Account—U.S. Treasury Securities	$172,525,776	$—	$—
Liabilities:
Derivative warrant liabilities—Public	$1,667,500	$—	$—
Derivative warrant liabilities—Private	$—	$1,053,670	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities (1)	$172,555,824	$—	$—
Liabilities:
Derivative warrant liabilities—Public	$2,990,000	$—	$—
Derivative warrant liabilities—Private	$—	$1,889,330	$—

(1)	Excludes $494 of cash balance held within the Trust Account.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded. There was no transfer between levels during the three months ended March 31, 2022.
Level 1 assets instruments include investments in U.S. Treasury Bills and money market funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of these investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Company’s Initial Public Offering has subsequently been measured based on the listed market price of such warrants since January 2021. As of March 31, 2022 and December 31, 2021, the fair value of the Private Placement Warrants has been estimated by reference to the listed trading price of the Public Warrants price at March 31, 2022, a Level 2 measurement. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrant, the Company determined that the fair of each Private Placement Warrants is equivalent to that of each Public Warrant.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For
the three months ended March 31, 2022, the Company recognized income of approximately $2.2 million resulting from a decrease in the fair value of the warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. For the three months ended March 31, 2021, the Company recognized income of $2.1 million from an increase in the fair value of the warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.
The
change in the fair value of Level 3 derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Level 3—Derivative warrant liabilities at December 31, 2020	$12,234,170
Change in fair value of derivative warrant liabilities	(795,074)
Transfer of Public Warrants out of level 3	(7,442,430)

Level 3—Derivative warrant liabilities at March 31, 2021	$3,996,666

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
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
Liquidity and Going Concern
As of March 31, 2022, we had approximately $130,000 in our operating bank accounts and working capital deficit of approximately $456,000.
Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied by a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from our Sponsor pursuant to a promissory note (“Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of March 31, 2022 the Note remains outstanding. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.

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
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements included in this Report. The condensed financial statements included in this Report do not include any adjustments that might result from the outcome of this uncertainty.
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
Results of Operations
Our entire activity from inception up to March 31, 2022 was in preparation for our formation and the preparation of our Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended March 31, 2022, we had net income of approximately $1.9 million, which consisted of approximately $2.2 million in change in fair value of derivative warrant liabilities, partially offset by approximately $261,000 in general and administrative expenses, and approximately $10,000 in net loss from investments held in Trust Account.
For the three months ended March 31, 2021, we had net income of approximately $1.8 million, which consisted of approximately $2.1 million in change in fair value of derivative warrant liabilities, and approximately $3,000 in net gain from investments held in Trust Account, partially offset by approximately $360,000 in general and administrative expenses.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on March 30, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of December 22, 2020, its annual financial statements for the period ended December 31, 2020, and its interim financial statements for the quarters ended March 31, 2021, and June 30, 2021.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, “Risk Factors” of our annual report on Form 10-K filed with the SEC on March 30, 2022 (“Form 10-K). Except as set forth below, as of the date of this Quarterly Report on Form
10-Q,
there have been no material changes from the risk factors previously disclosed in our Form 10-K.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
On March 30, 2022, the SEC issued proposed rules relating to, among other matters, the extent to which blank check companies like our company could become subject to regulation under the Investment Company Act. The SEC’s proposed rule under the Investment Company Act would provide a safe harbor from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that the company satisfies certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a company like our company to file a report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the registration statement for the initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering.
If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1 *	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 * *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 * *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
* *	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 16, 2022

POPULATION HEALTH INVESTMENT CO., INC.

By:	/s/ Chris Visioli
Name:	Chris Visioli
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)