Form 10-Q
period 2022-06-30
Population Health Investment Co., Inc.
filed 2022-08-12
CIK 1825724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Population Health Investment Co., Inc.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39706	98-1556837
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
One World Financial Center New York , NY		10281
(Address of principal executive offices)		(Zip Code)
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
11
, 2022, 17,250,000 shares of Class A ordinary shares, par value $0.0001 per share, and 4,312,500 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Population Health Investment Co., Inc.
Quarterly Report on Form
10-Q

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements.
POPULATION HEALTH
INVESTMENT
CO., INC.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$36,048	$247,444
Prepaid expenses	202,005	400,482

Total current assets	238,053	647,926
Investments held in Trust Account	172,814,917	172,536,317

Total Assets	$173,052,970	$173,184,243

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$5,001	$29,583
Accrued expenses	601,150	513,360
Note payable - related party	300,000	300,000

Total current liabilities	906,151	842,943
Deferred underwriting commissions	6,037,500	6,037,500
Derivative warrant liabilities	1,126,000	4,879,330
Due to related party	246,938	246,938

Total liabilities	8,316,589	12,006,711
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at $10.01 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	172,714,917	172,500,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(7,978,967)	(11,322,899)

Total shareholders’ deficit	(7,978,536)	(11,322,468)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$173,052,970	$173,184,243

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$211,751	$354,432	$473,081	$714,408

Loss from operations	(211,751)	(354,432)	(473,081)	(714,408)
Other income (expense)
Change in fair value of derivative warrant liabilities	1,595,170	(699,160)	3,753,330	1,443,340
Net gain from investments held in Trust Account	288,918	3,831	278,600	6,379

Net income (loss)	$1,672,337	$(1,049,761)	$3,558,849	$735,311

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	17,250,000	17,250,000	17,250,000	17,250,000

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.08	$(0.05)	$0.17	$0.03

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	4,312,500	4,312,500	4,312,500	4,312,500

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.08	$(0.05)	$0.17	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For The Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	4,312,500	$431	$—	$(11,322,899)	$(11,322,468)
Net income	—	—	—	—	—	1,886,512	1,886,512

Balance - March 31, 2022 (Unaudited)	—	—	4,312,500	431	—	(9,436,387)	(9,435,956)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(214,917)	(214,917)
Net income	—	—	—	—	—	1,672,337	1,672,337

Balance - June 30, 2022 (Unaudited)	—	$—	4,312,500	$431	$—	$(7,978,967)	$(7,978,536)

For The Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	4,312,500	$431	$—	$(17,178,261)	$(17,177,830)
Net income	—	—	—	—	—	1,785,072	1,785,072

Balance - March 31, 2021 (Unaudited)	—	—	4,312,500	431	—	(15,393,189)	(15,392,758)
Net loss	—	—	—	—	—	(1,049,761)	(1,049,761)

Balance - June 30, 2021 (Unaudited)	—	$—	4,312,500	$431	$—	$(16,442,950)	$(16,442,519)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,558,849	$735,311
Adjustments to reconcile net income to net cash used in operating activities:
Net gain from investments held in Trust Account	(278,600)	(6,379)
Change in fair value of derivative warrant liabilities	(3,753,330)	(1,443,340)
Changes in operating assets and liabilities:
Prepaid expenses	198,477	211,800
Accounts payable	(24,582)	(72,315)
Accrued expenses	87,790	309,500

Net cash used in operating activities	(211,396)	(265,423)

Net change in cash	(211,396)	(265,423)
Cash - beginning of the period	247,444	681,243

Cash - end of the period	$36,048	$415,820

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
At June 30, 2022, the Company had not yet commenced operations. All activity for the period from September 11, 2020 (inception) through June 30, 2022 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income earned on investments held in the Trust Account (as defined below).
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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $36,000 in its operating bank accounts and a working capital deficit of approximately $668,000.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of June 30, 2022, the Note remains outstanding. On January 1, 2022, the Note was amended to allow for prepayment at any time or to became payable the earlier of (i) November 1, 2022 or (ii) the date on which the Company consummate its initial Business Combination. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Accordingly, they do not include all of the information and footnotes required in the annual audited financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.
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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000, and any cash held in the Trust Account. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The carrying value of the Company’s assets and liabilities recognized in the condensed balance sheets, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the fair values for such assets and liabilities either because of the short-term nature of the instruments or because the instrument is recognized at fair value.
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
The warrants issued in connection with its Initial Public Offering (“the Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The fair value of warrants issued in connection with the Company’s Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model. The fair value of warrants issued in connection with the Company’s Initial Public Offering has subsequently been measured based on the quoted market price of such warrants. As of June 30, 2022 and December 31, 2021, the Company determined the fair value of the Private Placement Warrants by reference to the Public Warrants listed trading price. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrant, the Company determined that the fair of each Private Placement Warrants is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence respectively of uncertain future events. Accordingly, at June 30, 2022 and December 31, 202
1, 17,250,000 shares
of Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as an increase in the Class A ordinary shares subject to possible redemption as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	1,337,870	334,467	(839,809)	(209,952)	2,847,079	711,770	588,249	147,062
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500	17,250,000	4,312,500	17,250,000	4,312,500

Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.05)	$(0.05)	$0.17	$0.17	$0.03	$0.03

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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Sponsor Loan
On September 17, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, which was later amended on November 20, 2020 (the “Note”). This loan is non-interest
bearing. On January 1, 2022, the Note was amended to allow for prepayment at any time or to became payable the earlier of (i) November 1, 2022 or (ii) the date on which the Company consummate its initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company has $300,000 outstanding under the Note. The Note still remains outstanding to date and is due on demand. The facility is no longer available to be drawn.
Due to Related Party
As of June 30, 2022 and December 31, 2021, the Sponsor incurred approximately $247,000 in advisory services on behalf of the Company’s search for a prospective Business Combination. Pursuant to a letter agreement between the Company and the Sponsor, the amount is payable within 30 days of the initial Business Combination. If the Company does not consummate a Business Combination on or prior November 19, 2022, the Company will not be required to pay.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into private placement warrants at a price of $1.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
NOTE 5. COMMITMENTS AND CONTINGENCIES
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of
Ukraine
. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Report.
NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of June 30, 2022 and December 31, 2021, the Company has 5,750,000 and 3,633,333 of Public Warrants and Private Placement Warrants, respectively, outstanding.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 17,250,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$172,500,000
Less:
Fair value of Public Warrants at issuance	(6,531,260)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,769,025)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	16,300,285

Class A ordinary shares subject to possible redemption, December 31, 2021	172,500,000
Increase in redemption value of Class A ordinary shares subject to possible redemption amount	214,917

Class A ordinary shares subject to possible redemption, June 30, 2022	$172,714,917

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares -
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 17,250,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and classified as temporary equity (See Note 7).
Class
 B Ordinary Shares
-The
Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding.
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
June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money Market Fund	$223
Investments held in Trust Account-U.S. Treasury Securities	$172,814,694	$—	$—
Liabilities:
Derivative warrant liabilities-Public	$—	$690,000	$—
Derivative warrant liabilities-Private	$—	$436,000	$—

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury Securities (1)	$172,555,824	$—	$—
Liabilities:
Derivative warrant liabilities-Public	$2,990,000	$—	$—
Derivative warrant liabilities-Private	$—	$1,889,330	$—
(1) Excludes $494 of cash balance held within the Trust Account.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. There was no other transfers between levels during the six months ended June 30, 2022.
Level 1 assets instruments include investments in U.S. Treasury Bills and money market funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of these investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value
using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Company’s Initial Public Offering has subsequently been measured based on the quoted market price of such warrants since January 2021. As of June 30, 2022 and December 31, 2021, the fair value of the Private Placement Warrants has been estimated by reference to the listed trading price of the Public Warrants price, a Level 2 measurement. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrant, the Company determined that the fair of each Private Placement Warrants is equivalent to that of each Public Warrant.
For the three months ended June 30, 2022 and 2021, the Company recognized income/(loss) of approximately $1.6 million and $(0.7)
million,
respectively, resulting from a decrease/(increase) in the fair value of the warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized income of approximat ely $3.8 million and $1.4
million, respectively, resulting from a decrease in the fair value of the warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
The change in the fair value of Level 3 derivative warrant liabilities for the six months ended June 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$12,234,170
Change in fair value of derivative warrant liabilities	(795,070)
Transfer of Public Warrants out of level 3	(7,442,430)

Level 3 - Derivative warrant liabilities at March 31, 2021	3,996,670
Change in fair value of derivative warrant liabilities	181,660

Level 3 - Derivative warrant liabilities at June 30, 2021	$4,178,330

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of June 30, 2022, we had approximately $36,000 in our operating bank accounts and working capital deficit of approximately $668,000.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied by a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from our Sponsor pursuant to a promissory note (“Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of June 30, 2022 the Note remains outstanding. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.
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
Results of Operations
Our entire activity from inception up to June 30, 2022 was in preparation for our formation and the preparation of our Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended June 30, 2022, we had net income of approximately $1.7 million, which consisted of approximately $1.6 million in change in fair value of derivative warrant liabilities, and approximately $289,000 in net gain from investments held in Trust Account, partially offset by approximately $212,000 in general and administrative expenses.
For the three months ended June 30, 2021, we had a net loss of approximately $1.0 million, which consisted of approximately $354,000 in general and administrative expenses, approximately $699,000 in change in fair value of derivative warrant liabilities, offset by and approximately $4,000 in net gain from investments held in Trust Account.
For the six months ended June 30, 2022, we had net income of approximately $3.6 million, which consisted of approximately $3.8 million in change in fair value of derivative warrant liabilities, and approximately $279,000 in net gain from investments held in Trust Account, partially offset by approximately $473,000 in general and administrative expenses.
For the six months ended June 30, 2021, we had a net income of approximately $735,000, which consisted of a gain of approximately $1.4 million in change in fair value of derivative warrant liabilities, and approximately $6,000 in net gain from investments held in Trust Account, offset by approximately $714,000 in general and administrative expenses.

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
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on March 30, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of June 30, 2022.
We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.
Changes in Internal Control over Financial Reporting
Other than the remediation of the material weakness discussed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
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

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial business combination.
In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations
with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.
In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
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
Use of Proceeds
On November 20, 2020, we consummated our initial public offering of 17,250,000 Class A ordinary shares, including 2,250,000 Class A ordinary shares issued as a result of the underwriter’s full exercise of their over-allotment option, at an offering price of $10.00 per share, generating gross proceeds of $172,500,000. J.P. Morgan Securities, LLC acted as book running manager in the initial public offering. The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form
S-1
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
Date: August 12, 2022

POPULATION HEALTH INVESTMENT CO., INC.

By:	/s/ Chris Visioli
Name:	Chris Visioli
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)