Form 10-Q
period 2022-09-30
Population Health Investment Co., Inc.
filed 2022-11-10
CIK 1825724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 10, 2022, 17,250,000 shares of Class A ordinary shares, par value $0.0001 per share, and 4,312,500 shares of Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Population Health Investment Co., Inc.

Quarterly Report on Form 10-Q

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements.
POPULATION HEALTH INVESTMENT CO., INC.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$35,998	$247,444
Prepaid expenses	73,216	400,482

Total current assets	109,214	647,926
Investments held in Trust Account	173,633,865	172,536,317

Total Assets	$173,743,079	$173,184,243

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$—	$29,583
Accrued expenses	645,725	513,360
Note payable - related party	300,000	300,000

Total current liabilities	945,725	842,943
Deferred underwriting commissions	6,037,500	6,037,500
Derivative warrant liabilities	281,500	4,879,330
Due to related party	289,943	246,938

Total liabilities	7,554,668	12,006,711
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 17,250,000 shares at $10.06 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021	173,533,865	172,500,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(7,345,885)	(11,322,899)

Total shareholders’ deficit	(7,345,454)	(11,322,468)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$173,743,079	$173,184,243

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$211,418	$525,460	$684,499	$1,239,868

Loss from operations	(211,418)	(525,460)	(684,499)	(1,239,868)
Other income
Change in fair value of derivative warrant liabilities	844,500	3,753,330	4,597,830	5,196,670
Net gain from investments held in Trust Account	818,948	15,148	1,097,548	21,527

Net income	$1,452,030	$3,243,018	$5,010,879	$3,978,329

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	17,250,000	17,250,000	17,250,000	17,250,000

Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.15	$0.23	$0.18

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	4,312,500	4,312,500	4,312,500	4,312,500

Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.15	$0.23	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For The Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	4,312,500	$431	$—	$(11,322,899)	$(11,322,468)
Net income	—	—	—	—	—	1,886,512	1,886,512

Balance - March 31, 2022 (Unaudited)	—	—	4,312,500	431	—	(9,436,387)	(9,435,956)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(214,917)	(214,917)
Net income	—	—	—	—	—	1,672,337	1,672,337

Balance - June 30, 2022 (Unaudited)	—	—	4,312,500	431	—	(7,978,967)	(7,978,536)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(818,948)	(818,948)
Net income	—	—	—	—	—	1,452,030	1,452,030

Balance - September 30, 2022 (Unaudited)	—	$—	4,312,500	$431	$—	$(7,345,885)	$(7,345,454)

For The Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	4,312,500	$431	$—	$(17,178,261)	$(17,177,830)
Net income	—	—	—	—	—	1,785,072	1,785,072

Balance - March 31, 2021 (Unaudited)	—	—	4,312,500	431	—	(15,393,189)	(15,392,758)
Net loss	—	—	—	—	—	(1,049,761)	(1,049,761)

Balance - June 30, 2021 (Unaudited)	—	—	4,312,500	431	—	(16,442,950)	(16,442,519)
Net income	—	—	—	—	—	3,243,018	3,243,018

Balance - September 30, 2021 (Unaudited)	—	$—	4,312,500	$431	$—	$(13,199,932)	$(13,199,501)

The accompanying notes are an integral part of these unaudited condensed financial statements.

POPULATION HEALTH INVESTMENT CO., INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,010,879	$3,978,329
Adjustments to reconcile net income to net cash used in operating activities:
Net gain from investments held in Trust Account	(1,097,548)	(21,527)
Change in fair value of derivative warrant liabilities	(4,597,830)	(5,196,670)
Changes in operating assets and liabilities:
Prepaid expenses	327,266	341,590
Accounts payable	(29,583)	(68,216)
Accrued expenses	132,365	411,000
Due to related party	43,005	246,938

Net cash used in operating activities	(211,446)	(308,556)

Net change in cash	(211,446)	(308,556)
Cash - beginning of the period	247,444	681,243

Cash - end of the period	$35,998	$372,687

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
At September 30, 2022, the Company had not yet commenced operations. All activity for the period from September 11, 2020 (inception) through September 30, 2022 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of income earned on investments held in the Trust Account (as defined below).
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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $36,000 in its operating bank accounts and a working capital deficit of approximately $837,000.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of September 30, 2022, the Note remains outstanding. On January 1, 2022, the Note was amended to allow for prepayment at any time or to became payable the earlier of (i) November 1, 2022 or (ii) the date on which the Company consummate its initial Business Combination. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2022 and December 31, 2021, there were no
amounts outstanding under any Working Capital Loan.

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
Accordingly, they do not include all of the information and footnotes required in the annual audited financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2022 and December 31, 2021.
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

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000, and any cash held in the Trust Account. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
The
fair value of warrants issued in connection with the Company’s Initial Public Offering and Private Placement was initially measured at fair value using a Monte Carlo simulation model. The fair value of warrants issued in connection with the Company’s Initial Public Offering has subsequently been measured based on the quoted market price of such warrants. As of September 30, 2022 and December 31, 2021, the Company determined the fair value of the Private Placement Warrants by reference to the Public Warrants listed trading price. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrant, the Company determined that the fair of each Private Placement Warrants is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence respectively of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 17,250,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax
benefits will materially change over the next twelve months.
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
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	1,161,624	290,406	2,594,414	648,604	4,008,703	1,002,176	3,182,663	795,666
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500	17,250,000	4,312,500	17,250,000	4,312,500

Basic and diluted net income per ordinary share	$0.07	$0.07	$0.15	$0.15	$0.23	$0.23	$0.18	$0.18

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
NOTE 4. RELATED PARTY TRANSACTIONS
Founder Shares

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Sponsor Loan
On September 17, 2020, the Sponsor agreed to loan the Company up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, which was later amended on November 20, 2020 (the “Note”). This loan is non-interest
bearing. On January 1, 2022, the Note was amended to allow for prepayment at any time or to became payable the earlier of (i) November 1, 2022 or (ii) the date on which the Company consummate its initial Business Combination. As of September 30, 2022 and December 31, 2021, the Company has $300,000 outstanding under the Note. The Note still remains outstanding to date and is due on demand. The facility is no longer available to be drawn.
Due to Related Party
As of September 30, 2022 and December 31, 2021, the Sponsor incurred approximately $290,000 and $247,000, respectively, in advisory services on behalf of the Company’s search for a prospective Business Combination, as presented as due to related party on the accompanying condensed balance sheets. Pursuant to letter agreements between the Company and the Sponsor, the amount is payable within 30 days of the initial Business Combination. If the Company does not consummate a Business Combination on or prior to November 19, 2022, the Company will not be required to pay.

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be converted into private placement warrants at a price of $1.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
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
NOTE 6. DERIVATIVE WARRANT LIABILITIES
As of September 30, 2022 and December 31, 2021, the Company has 5,750,000 and 3,633,333 of Public Warrants and Private Placement Warrants, respectively, outstanding.

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
NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 17,250,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$172,500,000
Less:
Fair value of Public Warrants at issuance	(6,531,260)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(9,769,025)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	16,300,285

Class A ordinary shares subject to possible redemption, December 31, 2021	172,500,000
Increase in redemption value of Class A ordinary shares subject to possible redemption amount	1,033,865

Class A ordinary shares subject to possible redemption, September 30, 2022	$173,533,865

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares -
The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 17,250,000 Class A ordinary shares issued and outstanding, all of which were subject to possible redemption and classified as temporary equity (see Note 7).
Class
 B Ordinary Shares
-The
Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding.
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
NOTE 9. FAIR VALUE MEASUREMENTS
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money Market Fund	$2,394	$—	$—
Investments held in Trust Account-U.S. Treasury Securities	$173,631,471	$—	$—
Liabilities:
Derivative warrant liabilities-Public	$—	$172,500	$—
Derivative warrant liabilities-Private	$—	$109,000	$—

POPULATION HEALTH INVESTMENT CO., INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury Securities (1)	$172,535,823	$—	$—
Liabilities:
Derivative warrant liabilities-Public	$2,990,000	$—	$—
Derivative warrant liabilities-Private	$—	$1,889,330	$—
(1) Excludes $494 of cash balance held within the Trust Account.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022 and September 30, 2022. There were no other transfers between levels during the nine months ended September 30, 2022 and 2021.
Level 1 assets instruments include investments in U.S. Treasury Bills and money market funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of these investments.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Company’s Initial Public Offering has subsequently been measured based on the quoted market price of such warrants since January 2021. As of September 30, 2022 and December 31, 2021, the fair value of the Private Placement Warrants has been estimated by reference to the listed trading price of the Public Warrants price, a Level 2 measurement. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrant, the Company determined that the fair of each Private Placement Warrants is equivalent to that of each Public Warrant.
For the three months ended September 30, 2022 and 2021, the Company recognized income of approximately $845,000 and $3.8 million, respectively, resulting from a decrease in the fair value of the warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized income of approximately $4.6 million and $5.2 million, respectively, resulting from a decrease in the fair value of the warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
The change in the fair value of Level 3 derivative warrant liabilities for the nine months ended September 30, 2021 is summarized as follows:

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

If we have not completed a Business Combination within 24 months from the closing of the Initial Public Offering, or November 20, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. As of November 10, 2022, we are not in any discussions with any party with respect to a potential initial business combination. As a result, we currently believe that we will likely redeem our Public Shares and liquidate and dissolve as discussed above.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $36,000 in our operating bank accounts and working capital deficit of approximately $837,000.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied by a contribution of $25,000 from our Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of $300,000 from our Sponsor pursuant to a promissory note (“Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. As of September 30, 2022 the Note remains outstanding. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, the date of the mandatory liquidation and subsequent dissolution as well as a working deficit raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 20, 2022. Management continues to seek to complete a Business Combination prior to the mandatory liquidation date. As of November 10, 2022, we are not in any discussions with any party with respect to a potential initial business combination. As a result, we currently believe that we will likely redeem our Public Shares and liquidate and dissolve.

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

Results of Operations

Our entire activity from inception up to September 30, 2022 was in preparation for our formation and the preparation of our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net income of approximately $1.5 million, which consisted of approximately $845,000 in change in fair value of derivative warrant liabilities, and approximately $819,000 in net gain from investments held in Trust Account, partially offset by approximately $211,000 in general and administrative expenses.

For the three months ended September 30, 2021, we had net income of approximately $3.2 million, which consisted of approximately $3.8 million in change in fair value of derivative warrant liabilities, approximately $15,000 in net gain from investments held in Trust Account, partially offset by approximately $525,000 in general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of approximately $5.0 million, which consisted of approximately $4.6 million in change in fair value of derivative warrant liabilities, and approximately $1.1 million in net gain from investments held in Trust Account, partially offset by approximately $684,000 in general and administrative expenses.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 30, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

As of November 10, 2022, we are not in any discussions with any party with respect to a potential initial business combination. As a result, we currently believe that we will likely redeem our Public Shares and liquidate and dissolve.

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

Date: November 10, 2022

POPULATION HEALTH INVESTMENT CO., INC.

By:	/s/ Chris Visioli
Name:	Chris Visioli
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)